Form 10-Q
period 2011-09-30
O'Donnell Strategic Industrial REIT, Inc.
filed 2011-11-14
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-170173

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3648243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 San Joaquin Plaza, Suite 160 Newport Beach, California, 92660	(949) 718-9898
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2011, there were 34,222 shares of common stock, par value $0.01, of O’Donnell Strategic Industrial REIT, Inc. outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the nine months ended September 30, 2011 have been prepared by O’Donnell Strategic Industrial REIT, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective by the SEC on August 15, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statement of equity reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s prospectus.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS
Cash	$202,000	$202,000

Total assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total liabilities	$—	$—
Stockholder’s equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 34,222 and 22,222 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	342	222
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	10	10
Capital in excess of par value	200,648	200,768

Total stockholder’s equity	201,000	201,000
Non-controlling interest	1,000	1,000

Total equity	202,000	202,000

Total liabilities and equity	$202,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF EQUITY

					Capital in Excess	Total
	Convertible Stock		Common Stock		Of Par	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Value	Equity	Interests	Equity
Balance, January 1, 2011	1,000	$10	22,222	$222	$200,768	$201,000	$1,000	$202,000
Issuance of independent directors’ restricted common stock	—	—	12,000	120	(120)	—	—	—

Balance, September 30, 2011	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 — ORGANIZATION AND BUSINESS

O’Donnell Strategic Industrial REIT, Inc., formerly O’Donnell Strategic Gateway REIT, Inc., (the “Company”) was formed on September 2, 2010 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business is expected to be conducted through O’Donnell Strategic Industrial REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”) formed on August 5, 2010, is the Operating Partnership’s sole limited partner. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership, dated June 6, 2011 (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement, dated April 12, 2011 (the “Advisory Agreement”). On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor, at a purchase price of $9.00 per share for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company as described in Note 3. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock as described in Note 5. As of September 30, 2011 and December 31, 2010, there were 34,222 and 22,222 shares of common stock issued and outstanding, respectively and 1,000 shares of convertible stock issued and outstanding as of both dates.

The Company intends to acquire and manage a portfolio of income-producing industrial real estate assets comprised primarily of warehouse properties, including bulk distribution and general purpose warehouses leased to creditworthy tenants. In addition, the Company may also selectively invest in light manufacturing properties and other types of industrial properties. Further, the Company may invest in mezzanine, bridge, commercial real estate and other real estate loans, provided that the underlying real estate meets the Company’s criteria for direct investment, as well as real estate debt securities and equity securities of REITs and other real estate companies.

On August 15, 2011, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering (the “Offering”) on a “best efforts” basis to offer a minimum of $2,000,000 in shares of the Company’s common stock (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 in shares of the Company’s common stock for sale to the public at an initial price of $10.00 per share. The Company is also offering up to $100,000,000 in shares of the Company’s common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The Company may reallocate the shares between the Offering and the DRP.

Pursuant to the escrow agreement, dated April 12, 2011, by and among the Company, SC Distributors, LLC (the “Dealer Manager”) and UMB Bank, N.A., as escrow agent, the Company is required to deposit all subscription proceeds from the Offering in escrow until the Company receives subscriptions aggregating at least the Minimum Offering Amount, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. As of September 30, 2011, the Company had not issued any shares of stock in the Offering and had no investor proceeds held in escrow. In addition, the Company had a special escrow account for subscriptions from residents of Pennsylvania and Tennessee, the conditions of which were not satisfied as of September 30, 2011.

The Company has retained SC Distributors, LLC to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of September 30, 2011 and December 31, 2010, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. Additionally, the Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the Operating Partnership will invest.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties for the Company, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and the Operating Partnership. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated unaudited financial statements do not include the presentation of statements of income and of cash flows given that there was no such activity during the nine month period ended September 30, 2011 and the period from inception through September 30, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents. The Company limits cash investments to financial institutions that the board of directors has determined are creditworthy; therefore, the Company believes they are not exposed to any significant credit risk in cash and cash equivalents.

Concentration of Credit Risk

As of September 30, 2011, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years

Real Estate Purchase Price Allocation

Upon the acquisition of real properties, the Company will allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses will be expensed as incurred. The Company will utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company will obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, will be used by its management in estimating the amount of the purchase price that will be allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases. Acquisition costs will be expensed as incurred.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by the Company in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by the Company in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of tangible and intangible assets will require the Company to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocation, which would impact the amount of the Company’s net income.

Impairment of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by ASC Topic 360, Property, Plant and Equipment.

Projections of future cash flows require the Company to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in the future cash flow analyses would result in an incorrect assessment of the assets’ future cash flows and fair values and could result in the over or understatement of the carrying values of the real estate assets and an overstatement of the net income.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans will be classified as held for investment based on the Company’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment will be recorded at amortized cost and evaluated for impairment at each balance sheet date. The amortized cost of a loan is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The real estate loans receivable will be reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall.

The Company will record real estate loans held for sale at the lower of amortized cost or fair value. The Company will determine fair value for loans held for sale by using current secondary market information for loans with similar terms and credit quality. If current secondary market information is not available, the Company will consider other factors in estimating fair value, including modeled valuations using assumptions the Company believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates and credit spreads). If fair value is lower than the amortized cost basis of the loan, the Company will record a valuation allowance to write the loan down to fair value.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Failure to recognize impairment would result in the overstatement of earnings and the carrying value of the real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.

Rents and Other Receivables

The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

Marketable Real Estate-Related Assets

The Company will classify certain real estate-related assets in accordance with ASC Topic 320, Investments — Debt and Equity Securities. The Company will record available-for-sale investments at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholders’ equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such investments. If the Company is unable to obtain prices for its investments from third parties, or conclude that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement that is consistent with ASC Topic 820, Fair Value Measurements and Disclosures. Generally, changes in the fair value of available-for-sale investments will not affect reported earnings or cash flows, but will impact stockholders’ equity and, accordingly, book value per share. Upon the sale of an investment, the Company will reverse the unrealized gain (loss) from accumulated comprehensive income and record the realized gain (loss) to earnings. Investments classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the effective interest method.

The Company will monitor available-for-sale and held-to-maturity investments for impairment on a quarterly basis. The Company will recognize an impairment loss when the Company determines that a decline in the estimated fair value of an investment below its amortized cost is other-than-temporary. The Company will consider many factors in determining whether the impairment of an investment is deemed to be other-than-temporary, including, but not limited to, the length of time the investment has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability to hold the investment for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings, and recent changes in such ratings. Determining whether impairment of an investment is other-than-temporary involves a significant amount of judgment by the Company.

The Company will account for certain purchased real estate-related assets that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with ASC Topic 325, Investments — Other (“ASC 325”). Under ASC 325, the Company will review on a quarterly basis, the projected future cash flows of these investments for changes in assumptions due to prepayments, credit loss experience and other factors. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company will calculate a revised yield based upon the current reference amount of the investment, including any other than temporary impairments recognized to date, and the revised estimate of cash flows. The Company will apply the revised yield prospectively to recognize interest income. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

less than the present value previously estimated, an other-than-temporary impairment will be deemed to have occurred. When the Company deems an investment to be other-than temporarily impaired, the Company is required to distinguish between other-than temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Estimating cash flows and determining whether there is other-than-temporary impairment requires the Company to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated payments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses and the timing of income recognized on these securities could materially differ from reported amounts.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Noncontrolling Interest in Consolidated Real Estate Partnerships

The Company will generally report an unaffiliated partner’s interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will generally be reported separately in the consolidated income statement and consolidated statement of equity. As of September 30, 2011 and December 31, 2010, the Company recorded the $1,000 contribution made by the Advisor to the Operating Partnership as noncontrolling interest within the equity section of the consolidated balance sheet.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured, and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.

The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company will make estimates of the collectibility of its tenant receivables related to base rents, including straight line rentals, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Interest income from any real estate loans receivable the Company may purchase or originate will be recognized on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

The Company will recognize interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

The Company will recognize interest income on its cash and cash equivalents as it is earned and will record such amounts as other interest income.

Accounting for Stock-Based Compensation

The Company will account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year in which the Company raises the Minimum Offering Amount. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors expects to authorize and the Company intends to declare daily distributions that will be paid on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.

Organization and Offering Costs

Organization and offering expenses (other than selling commissions and dealer manager fees) are initially being paid by the Advisor, the Dealer Manager and their affiliates on the Company’s behalf. These other organization and offering expenses include all expenses to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs of broker-dealers, and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services. In addition, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and costs of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special cases, technology costs of participating broker-dealers associated with the Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay or reimburse any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. After the termination of the Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses, including selling commissions and the dealer manager fee, borne by the Company exceed 15% of the gross proceeds raised in the Offering.

In the event the Minimum Offering Amount is not sold the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs associated with the Offering. As of September 30, 2011 and December 31, 2010, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,200,000 and $1,750,000, respectively. These costs were not recorded in the financial statements of the Company as of September 30, 2011 and December 31, 2010 because such costs only become a liability of the Company when the Minimum Offering Amount has been sold, and such costs will only become a liability of the Company to the extent organization and offering costs, including selling commissions and the dealer manager fee, do not exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year in which the Minimum Offering Amount is sold. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

NOTE 3 — STOCKHOLDERS’ EQUITY

General

Under the Company’s charter (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share, and 100,000,000 shares of preferred stock with a par value of $0.01 per share, each as defined by the Charter. The Company’s board of directors is authorized to amend the Charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of September 30, 2011 and December 31, 2010, the Company had issued 34,222 and 22,222 shares of common stock, respectively.

As of September 30, 2011, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of September 30, 2011 and December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Distribution Reinvestment Plan

The Company’s board of directors has approved the DRP, through which the Company’s stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50; provided, however, that after the Company begins disclosing an estimated per share value that is not based on the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, cash distributions will be reinvested in shares of the Company’s common stock at a price per share equal to 95% of the Company’s most recently calculated estimated per share value. No selling commissions or dealer manager fees are payable on shares sold through the DRP.

The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash. The Company reserves the right to reallocate the shares of the Company’s common stock the Company is offering between the Offering and the DRP.

Share Repurchase Program

As the Company’s common stock is currently not listed on a national exchange, there is no market for the Company’s common stock. As a result, there is risk that a stockholder may not be able to sell the Company’s stock at a time or a price acceptable to the stockholder. The Company’s board of directors has approved a share repurchase program (the “SRP”) that would enable its stockholders to sell their shares to the Company in limited circumstances.

There are numerous restrictions on a stockholder’s ability to sell its shares to the Company under the SRP. The Company may not repurchase shares until they have been outstanding for one year; provided, however, that the Company may waive the one year holding requirement in certain circumstances, as described below. In addition, the Company has limited the number of shares repurchased pursuant to the SRP as follows: (1) during any calendar year, the Company would not repurchase in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) funding for the repurchase of shares would come exclusively from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors.

Under the SRP, prior to the Company beginning to disclose an estimated net asset value per share following the completion of the Company’s offering stage, the purchase price for shares repurchased by the Company under the SRP will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock):

•	92.5% of the price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least two years;

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

•	97.5% of the price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least three years; and

•	100.0% of the price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least four years.

The purchase price per share for all shares repurchased pursuant to the SRP will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale or refinancing of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sale or refinancing.

Notwithstanding the foregoing, after the Company begins disclosing an estimated per share value of the Company’s common stock that is not based upon the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, shares repurchased under the SRP will be repurchased for the lesser of the price paid for the shares by the redeeming stockholder or 95% of the Company’s most recent estimated per share. The Company will disclose to investors the Company’s estimated per share value, as determined by the Advisor or other firm chosen for that purpose, within 18 months after the completion of the offering stage. The Company currently expects to update its estimated net asset value per share no less frequently than every 12 months thereafter. The Company will consider its offering stage complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Offering or follow-on public offerings, provided that the Company has not filed a registration statement for a follow-on public offering as of such date (for purposes of this definition, the Company does not consider “public offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).

The Company will treat share redemptions sought upon a stockholder’s death, disability, bankruptcy or other exigent circumstances differently than other redemptions in several respects. Upon request, the Company may waive the one-year holding period requirement for repurchases sought upon a stockholder’s death, disability, bankruptcy or other exigent circumstances as determined by the Advisor. Until the Company begins to disclose an estimated per share value of the Company’s common stock that is not based upon the price to acquire a share of the Company’s common stock in the primary offering or a follow-on public offering, shares repurchased in connection with a stockholder’s death or disability will be repurchased at a price per share equal to 100% of the amount actually paid for the shares. After the Company begins disclosing an estimated per share value of the Company’s common stock that is not based upon the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, shares repurchased in connection with a stockholder’s death or disability will be repurchased at a purchase price per share equal to 100% of the Company’s most recent estimated per share value. In the event that the Company waives the one year holding requirement in connection with the repurchase of shares upon a stockholder’s bankruptcy or other exigent circumstance, such shares will be repurchased at a price per share equal to the price per share the Company would pay had the stockholder held the shares for at least one year from the purchase date.

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon a 30 days’ written notice to the Company’s stockholders if the Company determines that the funds available to fund the SRP are needed for other business or operational purposes or that amendment, suspension or termination of the SRP is in the best interest of the Company’s stockholders. The SRP will terminate if the shares of the Company’s common stock are listed on a national securities exchange.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Distributions

The Company intends to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment. Once the Company commences paying distributions, the Company expects to continue paying monthly distributions unless the Company’s results of operations, general financial condition, general economic conditions or other factors prohibit the Company from doing so. The timing and amount of distributions, if any, will be determined by the Company’s board of directors in its discretion. The Company will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates. Distributions will begin to accrue on the Company’s acceptance of an investor’s subscription.

Generally, the Company’s policy will be to pay distributions from cash flow from operations. However, the Company expects to have little, if any, cash flow from operations available for distribution until the Company makes substantial investments. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of the Company’s actual receipt of these funds. In these instances, the Company’s board of directors has the authority under the Company’s organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor in its sole discretion. The Company has not established a limit on the amount of proceeds from the Offering the Company may use to fund distributions.

NOTE 4 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor, or certain of its affiliates, and the Dealer Manager, respectively, to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2 herein) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Selling commission	The Company will pay the Dealer Manager 7.0% of gross offering proceeds from the sale of shares (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of September 30, 2011 and December 31, 2010, the Company had not made any payments to the Dealer Manager for selling commissions.

Dealer Manager Fee	The Company will pay the Dealer Manager 2.75% of gross offering proceeds from the sale of shares (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of September 30, 2011 and December 31, 2010, the Company had not made any payments to the Dealer Manager for dealer manager fees.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Type of Compensation	Determination of Amount

Other Organization and Offering Expenses

As of September 30, 2011 and December 31, 2010, the Advisor and its affiliates had paid approximately $2,200,000 and $1,750,000, respectively, in organization and offering expenses on the Company’s behalf. As of September 30, 2011 and December 31, 2010, the Company had not reimbursed the Advisor for organization and offering expenses because such costs only become a liability of the Company when the Minimum Offering Amount has been sold in the Offering and only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds.

Assuming selling commissions and the dealer manager fee equal, in the aggregate, 9.75% of the gross offering proceeds of the primary offering, up to 0.25% of the other organization and offering expenses may be used for underwriting compensation. The Company’s organization and offering expenses will include a fee of $25.00 per subscription agreement for reviewing and processing subscription agreements. The Company will pay this fee to an affiliate of the Dealer Manager in lieu of paying the same fee to the Company’s transfer agent.

Operational Stage

Acquisition Fees	The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of September 30, 2011 and December 31, 2010, the Company had not incurred acquisition fees to the Advisor.

Acquisition Expenses	The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of September 30, 2011 and December 31, 2010, the Company had not incurred acquisition expenses to the Advisor.

Asset Management Fees

The Company will pay the Advisor a monthly fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets it acquires. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. This fee will be payable monthly in arrears, based on assets held by the Company on the last day of such prior month. The Advisor has agreed to defer some or all of the asset management fees when the Company’s distribution payout ratio, which is its distribution rate per share divided by its modified funds from operations, or MFFO, per share, is 100% or greater. The amount of the asset management fees deferred in a particular period will be equal to the amount by which distributions exceed MFFO. If the Company’s distribution payout ratio is less than 100%, the excess MFFO will be used to repay any previously deferred asset management fees. The Company defines MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that the Company adopts in the Company’s periodic reports filed with the SEC, MFFO may have the meaning of such different definition.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Type of Compensation	Determination of Amount

Other Operating Expenses	Reimbursement of expenses incurred in providing services to the Company, including the Company’s allocable share of Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which Advisor receives acquisition fees or disposition fees or for the personnel costs the Advisor pays with respect to persons who serve as the Company’s executive officers. As of September 30, 2011 and December 31, 2010, the Company had no other operating expenses.

Property Management and Leasing Fees

The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of September 30, 2011 and December 31, 2010, the Company had not incurred property management and leasing fees to the property manager.

In addition to property management fees, the Company may also pay its property manager a separate fee for services rendered, whether directly or indirectly, in leasing real properties to a third party lessee. The amount of such leasing fee will be usual and customary for comparable services rendered for similar real properties in the geographic market of the property leased as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the Company’s independent directors; provided, however, that in no event will the leasing fee exceed 2% of the total lease consideration with respect to a new lease or 5% of the total lease consideration with respect to a renewal of an existing lease.

Where market norms dictate, the Company may also reimburse its property manager for the salaries and wages of property-level employees, other employee-related expenses of on-site employees of its property manager or its subcontractors which are engaged in the operation, leasing, management or maintenance of the Company’s properties and other expenses directly related to the management of specific properties.

Liquidity Stage

Disposition Fees	If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of September 30, 2011 and December 31, 2010, the Company had not incurred disposition fees to the Advisor.

Convertible Stock	The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 herein for more information on the terms of the Company’s convertible stock.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

NOTE 5 — LONG-TERM INCENTIVE PLAN AND INDEPENDENT DIRECTOR COMPENSATION

The Company adopted an incentive plan (the “Long-Term Incentive Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Long-Term Incentive Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards.

The Company has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of the Long-Term Incentive Plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock in connection with the initial meeting of the Company’s board of directors on April 12, 2011. Each new independent director that joins the Company’s board of directors will receive 3,000 shares of restricted common stock upon election to the board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 3,000 shares of restricted common stock. The shares of restricted common stock will generally vest in four equal annual installments beginning on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant. The independent director compensation plan contains provisions concerning the treatment of awards granted under the plan in the event of an independent directors’ termination of service for any reason, including his or her death or disability, or upon the occurrence of a change in control of the Company.

In addition, the Company will pay each of its independent directors an annual retainer, pro-rated for a partial term, of $30,000. The independent directors will also be paid for attending meetings as follows: (i) $2,000 for each in-person board meeting attended, (ii) $2,000 for each in-person committee meeting attended ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee), and (iii) $250 for each teleconference board or committee meeting attended. The Company’s independent directors may elect to receive the meeting fees and annual retainer in shares of the Company’s common stock at a price of $9.025 per share until the Company has commenced disclosing its estimated net asset value per share and thereafter at a price based upon the Company’s net asset value per share. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director is also one of the Company’s officers, the Company will not pay any compensation to such person for services rendered as a director. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4.

NOTE 6 — ECONOMIC DEPENDENCY

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

NOTE 8 — NEW ACCOUNTING PRONOUNCEMENT

In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 will be effective for the Company as it begins to acquire properties.

NOTE 9 — SUBSEQUENT EVENT

Status of the Offering

As of November 7, 2011, the Company had received no subscription proceeds, and therefore, had not sold the Minimum Offering Amount required to satisfy the conditions of the escrow. As of November 7, 2011, the Company had approximately 110,526,316 shares of common stock remaining in the Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11. The terms “we,” “us,” “our” and the “Company” refer to O’Donnell Strategic Industrial REIT, Inc.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and that of our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found in the “Risk Factors” section in our prospectus.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We are a newly formed company and have no operating history. We are offering for sale to the public (the “Offering”) on a “best efforts basis” a minimum of $2,000,000 in shares of our common stock, and a maximum of $1,000,000,000 in shares of our common stock. We are also offering up to $100,000,000 in shares of our common stock pursuant to our distribution reinvestment plan. Our Registration Statement on Form S-11was declared effective by the Securities and Exchange Commission (the “SEC”) on August 15, 2011. As of September 30, 2011, we had received no subscriptions for shares of common stock in the Offering.

We are dependent upon proceeds received from our Offering to conduct our proposed activities. The capital required to purchase our investments will be obtained from the Offering and from any indebtedness that we may incur in connection with an investment or thereafter. We were initially capitalized with $202,000, $200,000 of which was contributed by O’Donnell Strategic Industrial Advisors, LLC, our affiliated advisor, on October 11, 2010 in exchange for 22,222 shares of our common stock, and $1,000 of which was contributed by our advisor on October 11, 2010 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in O’Donnell Strategic Industrial REIT Operating Partnership, LP, our operating partnership, in exchange for its limited partnership interests. As of September 30, 2011, we had no commitments to acquire any investments or to make any other material capital expenditures.

Our advisor will manage our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor also will source and present investment opportunities to our board of directors, and provide investment management, marketing, investor relations and other administrative services on our behalf.

We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

Substantially all of our business will be conducted through our operating partnership, of which we are the sole general partner. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the Offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.

We believe our financial condition and results of operations will depend in significant part on our ability to identify and acquire properties and other real estate-related assets on favorable terms and, as discussed below, on our ability to lease the properties we acquire. We will seek to identify opportunities to acquire existing properties on favorable terms, and may also selectively seek to identify opportunities to acquire and develop new properties on favorable terms. Our acquisition and development of properties will be impacted by a number of conditions which are beyond our control, including property and market specific conditions and general economic conditions. Our acquisition and development of properties will also entail certain risks and uncertainties, including that our investments may not sustain or achieve the occupancy and rental rate levels we anticipate or will otherwise fail to perform as anticipated. In addition, we will face significant competition for attractive acquisition opportunities from other real estate investors, many of whom may have greater financial resources than we do. Further, we may be unable to finance the acquisition or development of investment opportunities which we identify. In the event that we are unable to identify and make sufficient investments on favorable terms, or if the investments we make do not perform as we anticipate, our financial condition, results of operations and ability to pay distributions to our stockholders would be adversely affected.

We anticipate that we will generate revenue primarily from rental income from relatively long-term operating leases at the properties we acquire, although we may acquire properties leased to tenants with shorter lease terms if the property is in an attractive location or has other favorable attributes. Revenues generated from rental income, in addition to income generated from the sale of our investments, will be a significant source of funds for our liquidity. Our ability to successfully lease our property and the occupancy rates and rental rates at our properties will be impacted by a number of conditions which are beyond our control, including property and market specific conditions and general economic conditions. Our leasing of properties will also entail a variety of risks and uncertainties, including tenant defaults. If we are unable to rent the properties we acquire on favorable terms, are unable to maintain or increase occupancy and rental rates at the properties we acquire, or if a significant number of our tenants are unable to meet their rent payment obligations, our financial condition, results of operations and ability to pay distributions to our stockholders would be adversely affected.

Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations described herein, we may incur indebtedness in connection with the acquisition of any real property or other real estate-related asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties or real estate-related assets.

Factors Which May Influence Results of Operations

Markets Conditions

The recent recession and general economic downturn have led to high unemployment rates and a decline in consumer spending. These economic trends have contributed to an overall decline in the commercial real estate market, historically high vacancy rates, declining rental rates and declining property values. Increased vacancy rates generally result in lowered rental rates, increased expenses from tenant improvements and concessions, reduced revenues from properties and an increase in the number of properties facing foreclosure. Although the economy has recently shown certain signs of improvement, occupancy and rental rates in the commercial real estate market continue to be below those experienced before the recent recession and general economic downturn. If the current economic uncertainty persists or if general economic conditions worsen, we may experience vacancy rates which are substantially higher than we had anticipated and may be forced to offer lower rental rates and more favorable lease terms and tenant improvements or concessions than expected in order to attract or retain tenants. Although measures such as reduced rental rates and favorable lease terms may help us to attract and retain tenants, they may also reduce our revenues and impair our ability to repay financing associated with our properties and pay distributions to our stockholders. Our revenues will also be negatively impacted during any periods in which any properties we acquire are vacant or experience decreased occupancy, and increased vacancy rates could also cause the value of our investments to decrease below the amount we paid for such investments. An increase in vacancy rates may have a more significant impact on us, as compared to other investment vehicles, as our investment strategy will rely on relatively long-term leases with a relatively limited number of tenants in order to provide a stable stream of income to our stockholders.

The recent economic downturn and significant disruptions in domestic and international financial markets have adversely impacted the availability of credit and contributed to rising costs associated with obtaining credit, and the volume of mortgage lending for commercial real estate remains significantly lower than previous levels. As a result, we may experience more stringent lending criteria, which may affect our ability to finance our acquisitions or refinance any indebtedness we incur. Additionally, with respect to acquisitions for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Our ability to access financing on favorable terms will depend upon various factors, including general market conditions, interest rates and credit ratings. If we are unable to obtain suitable financing for our acquisitions or we are unable to identify suitable investment opportunities at attractive prices in the current credit environment, our financial condition, results of operations and ability to pay distributions to our stockholders would be adversely affected.

We expect that the properties in our portfolio will be located in markets throughout the United States. Negative trends in regional or local economic or other conditions, adverse weather conditions, natural disasters and other events beyond our control in the markets and sub-markets in which our properties are located may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.

Rental Income

The amount of rental income generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and lease space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income.

Offering Proceeds

Our ability to invest in properties and other real estate-related assets will depend upon the net proceeds raised in the Offering and our ability to finance the acquisition of such assets. If we are unable to raise substantially more than the Minimum Offering Amount, we will make fewer investments, resulting in less diversification in terms of the number of investments owned by us and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds in the Offering, our fixed operating expenses, as a percentage of gross income, would be higher, which could affect our net income and results of operations.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below are the accounting policies we believe will be critical once we commence principal operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

•	Real Estate Assets – Depreciation, Real Estate Purchase Price Allocation and Impairment of Real Estate Assets;

•	Rents and Other Receivables;

•	Revenue Recognition; and

•	Income Taxes.

A complete description of such policies and our considerations as of December 31, 2010 is contained in our Registration Statement on Form S-11, and our critical accounting policies have not changed during the three months ended September 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2010, and related notes thereto.

Qualifications as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code beginning with the taxable year in which we raise the minimum offering amount of $2,000,000. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Results of Operations

As of September 30, 2011, we had not commenced any principal operations.

Liquidity and Capital Resources

We will not sell any shares in this Offering unless we raise the Minimum Offering Amount in gross offering proceeds from persons who are not affiliated with us or our advisor. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. Once we have fully invested the proceeds of the Offering, we expect that our overall borrowings will be 50% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. We have not yet identified any sources of financing.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. During our organization and offering stage, these payments will include payments to our dealer manager for selling commissions and the dealer manager fee and payments to our advisor for reimbursement of certain other organization and offering expenses. However, we will only reimburse our advisor for organization and offering expenses it may incur on our behalf to the extent that the reimbursement would not cause the total selling commissions, dealer manager fees and other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, management expects that our principal sources of working capital will include:

•	current cash balances;

•	public offerings;

•	various forms of secured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

Contractual Obligations

As of September 30, 2011, we had no material contractual obligations.

Off Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

We expect that we may be subject to certain contingencies and commitments with regard to future transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanation.

Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. We anticipate that the leases at properties we acquire will generally provide for annual rent increases based on the consumer price index or similar adjustments, which we believe will help offset any increased costs as a result of inflation.

To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future, but we have no present intention to do so. The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and requirements of our borrowing arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor and its affiliates for acquisition expenses and fees, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations (“FFO”). FFO is not equivalent to our net operating income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs. It should be noted, however, that not all REITs calculate FFO the same way, and therefore comparisons with other REITs may not be meaningful. Further, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

Since the establishment of FFO as an industry benchmark, there have been changes in the accounting and reporting guidance (for acquisition fees and expenses from a capitalization/depreciation model to an expensed- as- incurred model) that have increased non-cash and non-operating items included in FFO. In addition, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. The Investment Program Association (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight line rents and the adjustments of such items related to noncontrolling interests in the operating partnership. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.

Subsequent Events

For a discussion of subsequent events, refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

When we commence principal operations, we will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15(d)-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2011.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us after they have held them for at least one year, subject to certain conditions and limitations.

During the three months ended September 30, 2011, we did not repurchase shares of common stock under the share repurchase program.

Use of Public Offering Proceeds

On October 11, 2010, we issued 22,222 shares of common stock to our advisor, at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the advisor invested $1,000 in us in exchange for 1,000 shares of convertible stock. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock, as described in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2011 and December 31, 2010, there were 34,222 and 22,222 shares of common stock issued and outstanding, respectively, and 1,000 shares of convertible stock issued and outstanding as of both dates.

On August 15, 2011, pursuant to a Registration Statement on Form S-11 (File No. 333-170173) under the Securities Act of 1933, as amended, we commenced our initial public offering of an aggregate of 110,526,316 shares of common stock. Of these shares, we are offering up to 100,000,000 shares of common stock at an initial purchase price of $10.00 per share, and 10,526,316 shares of common stock pursuant to our distribution reinvestment plan at an initial purchase price of $9.50 per share, for a maximum offering of up to $1,100,000,000. We may reallocate the shares between the Offering and the distribution reinvestment plan.

As of September 30, 2011, we had not yet accepted subscriptions for shares of our common stock in the Offering, and had not issued any shares of common stock in the Offering. Pursuant to the terms of the Offering, we are required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee. Any shares purchased by our directors, officers, the advisor or their respective affiliates will not be counted in calculating the minimum offering amount. In connection with the Offering, as of September 30, 2011, we had not incurred any dealer manager fees, selling commissions or due diligence expense reimbursements as we had not satisfied the conditions of our escrow agreement. As of September 30, 2011, we incurred organization and offering expenses of approximately $2,200,000. The organization and offering expenses are not included in the accompanying condensed consolidated unaudited financial statements because such expenses are not our liability until we receive the subscriptions for the minimum offering amount.

Item 3. Defaults Upon Senior Securities

None.

Item  4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Donnell Strategic Industrial REIT, Inc. (Registrant)

By:	/s/ Christopher S. Cameron
Christopher S. Cameron
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 (unaudited); and (iii) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this filing).

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under that sections.