Form 10-K
period 2011-12-31
O'Donnell Strategic Industrial REIT, Inc.
filed 2012-03-30
CIK 1503993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-170173

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3648243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3 San Joaquin Plaza, Suite 160 Newport Beach, California 92660	(949) 718-9898 (Registrant’s telephone number, including area code)
(Address of principal executive offices; zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☑    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☑    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☑

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers.

No shares of common stock were held by non-affiliates as of June 30, 2011.

The number of shares of common stock outstanding as of March 30, 2012 was 34,222.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of O’Donnell Strategic Industrial Trust, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Formation

O’Donnell Strategic Industrial REIT, Inc., formerly O’Donnell Strategic Gateway REIT, Inc. (the “Company,” “we,” or “us”), was formed on September 2, 2010 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ending December 31, 2012, or the first year in which the Company commences material operations. Substantially all of the Company’s business is expected to be conducted through O’Donnell Strategic Industrial REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”), formed on August 5, 2010, is the Operating Partnership’s sole limited partner. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership, dated June 6, 2011 (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement, dated April 12, 2011 (the “Advisory Agreement”). On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor, at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company as described in Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock as described in Note 5 of the consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2011 and 2010, there were 34,222 and 22,222 shares of common stock issued and outstanding, respectively and 1,000 shares of convertible stock issued and outstanding as of both dates.

The Company intends to acquire and manage a portfolio of income-producing industrial real estate assets comprised primarily of warehouse properties, including bulk distribution and general purpose warehouses, leased to creditworthy tenants. In addition, the Company may also selectively invest in light manufacturing properties and other types of industrial properties. Further, the Company may invest in mezzanine, bridge, commercial real estate and other real estate loans, provided that the underlying real estate meets the Company’s criteria for direct investment, as well as real estate debt securities and equity securities of REITs and other real estate companies.

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

Pursuant to an escrow agreement, dated April 12, 2011, by and among the Company, SC Distributors, LLC, the dealer manager in the Offering (the “Dealer Manager”), and UMB Bank, N.A., as escrow agent, the Company is required to deposit all subscription proceeds from the Offering in escrow until the Company receives subscriptions aggregating at least the Minimum Offering Amount, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. As of March 30, 2012, the Company had not issued any shares of stock in the Offering and had no investor proceeds held in escrow. In addition, the Company had a special escrow account for subscriptions from residents of Pennsylvania and Tennessee, the conditions of which were not satisfied as of March 30, 2012.

The Company retained SC Distributors, LLC to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of December 31, 2011, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties for the Company, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

Investment Objectives

Our primary investment objectives are:

•	to preserve, protect and return our stockholders’ invested capital;

•	to pay stable and attractive cash distributions to our stockholders; and

•	to realize capital appreciation in the value of our investments over the long term.

We cannot assure stockholders that we will achieve our investment objectives or that the value of our assets will not decrease. Subject to the approval of our board of directors, our Advisor will have substantial discretion within our investment policies with respect to the selection of specific investments and the purchase and sale of our assets. Our board of directors will review our investment policies at least annually to determine whether our investment policies continue to be in the best interests of our stockholders. Each such determination by our board of directors and the basis therefore will be set forth in the minutes of the meetings of our board of directors.

Investment Strategy

We intend to acquire and manage a diversified portfolio of income-producing industrial properties comprised primarily of warehouse properties, leased to creditworthy tenants. In addition, we may selectively invest in other types of commercial real estate. While our investment focus will be on high-quality, income-producing industrial real estate assets, we may also selectively invest in industrial properties that offer value-add opportunities through renovation, redevelopment, re-tenanting or repositioning, and in unimproved land upon which improvements are to be constructed or completed. We do not anticipate that value-add opportunities will comprise a significant percentage of the aggregate cost of our portfolio. For each of our property investments, we will seek to acquire environmentally-friendly or “green” properties that are certified under the Leadership in Energy and Environmental Design (LEED) Green Building Rating System, and intend to work towards LEED certification for any properties that are not LEED certified at the time we acquire them.

In addition to investments in real property, we may seek to invest in first mortgage, mezzanine, bridge, and other real estate loans, provided that the underlying real estate meets our criteria for direct investment, as well as securities of REITs and other real estate companies, which we collectively refer to as “real estate-related assets.” We may also make any other investment that, in the opinion of our board of directors, meets our investment objectives, is consistent with our intent to operate as a REIT and is in our best interests. We may make our investments either on our own behalf or through joint ventures with third parties.

Following the investment of substantially all of the net offering proceeds of our Offering, we anticipate that industrial properties will comprise approximately 90% of the aggregate cost of our portfolio and a combination of investments in other sectors of commercial real estate and real estate-related assets will comprise approximately 10% of the aggregate cost of our portfolio. This targeted portfolio allocation may be revised by our board of directors from time to time, or at any time, if our board determines that a different portfolio composition is in our and our stockholders’ best interests.

Industrial Focus

We believe that by focusing on investments in industrial properties, we will have the opportunity to provide a stable and secure source of income for our stockholders and maximize returns upon disposition of our assets. We believe that there are a variety of advantages to investing in industrial properties, including, but not limited to, the following:

•	We believe that industrial properties generally exhibit relatively stable occupancy rates as compared to other commercial real estate asset classes.

•	We believe that industrial properties typically have relatively low maintenance requirements as compared to other real estate asset sectors.

•

Industrial building designs are often generic, which we believe allows for ready use by a wide variety of potential tenants and results in relatively few re-tenanting and capital improvement costs when re-leasing a facility.

•	Industrial buildings are typically located in in-fill markets that have little available land for development and significant barriers to entry.

•

Industrial properties are typically leased pursuant to “triple-net” leases which require the lessee to pay or reimburse the owner of the property for the majority of the expenses related to repairs, maintenance, property taxes, utilities, insurance and other property operating costs, which we believe helps to insulate the landlord from future increases in such expenses. In addition, industrial properties are generally leased to large, creditworthy corporate tenants.

•

With current constraints in the capital markets and the expectation of numerous distressed properties becoming available for sale, we expect capitalization rates to rise significantly, which we believe will cause asset values to fall substantially. As a result, we believe opportunities to purchase attractive industrial properties well below replacement costs will arise during the period of time we will be investing the proceeds of the Offering.

•

We anticipate that as the U.S. economy improves and consumer spending increases, companies will be forced to increase product inventories and lease more industrial space, which we believe will in turn increase the demand for industrial space. According to CBRE MarketView Atlanta Industrial 2010, at the close of 2009 inventory levels were at their lowest levels since World War II.

•

Construction of industrial facilities has fallen sharply in recent years due to weak demand fundamentals and tightened lending conditions that made it difficult to obtain financing and the recent credit crisis has negatively impacted speculative development in the industrial sector and resulted in the postponement of active industrial construction projects. We believe that new construction will continue to be limited in the industrial sector through 2012 and that the continuing trend of limited construction will increase demand and support rent growth as the U.S. economy recovers.

Industrial Properties

    Property Characteristics

We intend to invest primarily in quality income-producing industrial properties, with a focus upon well-constructed bulk distribution and general purpose warehouse properties located within the target markets described below. Within the industrial sector, bulk distribution and general purpose warehouse properties are generally characterized by their stable cash flows and relatively low maintenance and capital improvement costs. Although the characteristics of the individual investments in industrial properties we make will vary, we intend to focus on investments in Class A properties between approximately 50,000 and 1,000,000 square feet in size. We intend to focus on Class A properties because we believe that tenants are typically willing to pay higher rents for Class A properties and that Class A properties are often the first properties to be leased in any given market. In addition, we believe that Class A properties generally command higher prices when they are sold. We anticipate that the industrial properties we acquire will typically possess all or some combination of the following key characteristics:

•

Rectangular shape – In an industrial warehouse, inventory is typically stored on racks which run perpendicular to the loading doors. We believe that it is most efficient when product is unloaded off a truck, sent directly back to storage racks and then eventually brought directly back out to be shipped on another truck.

•	High ceilings – We believe that higher ceilings generally increase a tenant’s cubic storage capacity per rentable square foot as opposed to lower ceilings.

•	Loading doors – We believe that a ratio of approximately 1 loading door per 10,000 square feet allows inventory to flow in and out of a building quickly and efficiently.

•	Grade level doors – Grade level doors generally permit smaller trucks to deliver product to a warehouse via dollies.

•

Early Suppression Fast Response (ESFR) sprinklers – ESFR sprinkler systems generally permit tenants to “high pile” flammable inventory and thus store more inventory per rentable square foot without the additional cost of in-rack sprinkler systems.

•

Truck courts – Large truck courts allow tenants to store their excess product and trucks outside of a building in a secured environment without paying additional rent. In addition, we believe that large truck courts allow trucks to unload their goods quickly and efficiently.

•	T5 lighting – T5 fluorescent lights are smaller and more energy efficient than older metal halogen or strip fluorescent lights, which we believe reduces energy costs.

•	Skylights – Skylights in a building may allow tenants to work during the day without turning on a building’s electrical light, which we believe reduces energy costs.

•	Office build out – We intend to acquire buildings with contemporary office space which occupies approximately 5% to 10% of the building’s total space.

•

LEED Certification – We will seek to acquire (or cost-effectively retrofit) properties that meet the Leadership in Environmental Design (LEED) Green Building Rating System certification criteria in order to potentially enhance occupancy, income and overall return on investment. See “–Green Buildings” below.

•

Triple Net Leases – We will seek to establish relatively long-term triple-net leases that pass the responsibility and expense risk of taxes, insurance and common area maintenance to the tenant. See “–Lease Terms” below.

We will primarily seek to acquire existing properties, the space in which has been leased or pre-leased to national, regional and local corporate tenants who satisfy our standards for creditworthiness. However, we may acquire properties with some level of vacancy at the time of acquisition. In addition, we may acquire properties which are under construction or develop properties directly or in joint ventures with third party developers. We anticipate that the properties we acquire or develop will provide generic storage and work space suitable for and adaptable to a broad range of potential tenants and operations. We may invest in stand-alone, single-tenant properties, multi-tenant properties, multiple buildings that comprise an entire industrial park or complex, or one or more buildings within an industrial park or complex.

We intend to target properties valued at between $5,000,000 and $50,000,000, although we have not established any maximum or minimum purchase price for any individual investment. We feel that our targeted price range provides us all the benefits of economies of scale, but also enables us to diversify risk across investments, tenants and geographic locations. We will determine the appropriate purchase price for any particular property based upon capitalization rates, price per square foot, and other metrics dictated by the location and quality of the property in question. We will also consider acquisitions of property portfolios.

We initially intend to acquire properties with leverage, provided that we may also acquire properties on an all-cash basis to take advantage of discounted prices and other opportunities, with the intent of placing debt on the property following the closing of the acquisition.

Green Buildings

We will seek to acquire properties which are certified pursuant to the Leadership in Energy and Environmental Design (LEED) Green Building Rating System, and intend to work towards achieving LEED certification of any property that is not LEED certified at the time of acquisition. Generally considered one of the most credible and widely recognized third-party environmental rating systems, the LEED rating system was developed by the U.S. Green Building Council (USGBC), a non-profit industry organization, in 2000. The LEED rating process begins with registering a project to determine if it is a viable candidate for LEED certification. Under the LEED rating system, participants must meet prerequisites and obtain a minimum number of design and performance credits to in order to obtain a LEED certification. Depending on the number of credits obtained, a project will be awarded one of four progressive levels of LEED certification: Certified, Silver, Gold or Platinum.

According to the USGBC, as of November 2011, 32,451commercial projects, comprising approximately 8 billion square feet of construction space in all 50 states in the United States and 91 countries, have been registered for LEED certification and 11,082 commercial projects, totaling approximately 2 billion square feet, had been LEED certified. Projects have been LEED registered and/or certified in all 50 states and over 120 countries. The expansion of LEED certified buildings in the market has been mirrored by growth in the USGBC itself. As of January 2012, the USGBC had 79 local U.S. chapters, over 30,000 individual members and more than 14,141 member companies and organizations. In addition, according to the USGBC, as of November 2011, more than 170,000 building professionals across all areas of practice have become LEED credentialed professionals through The Green Building Certification Institute’s professional credentialing program. According to USGBC, buildings in the U.S. are responsible for approximately 39% of carbon dioxide emissions, approximately 40% of energy consumption, approximately 13% water consumption and approximately 15% of GDP per year, making green building a source of significant economic and environmental opportunity.

The LEED rating system has been adopted as the green building standard by the federal government and many state and local governments nationwide. According to the USGBC, as of September 2010, various LEED initiatives including legislation, executive orders, resolutions, ordinances, policies, and incentives have been implemented in 45 states, including 442 localities (384 cities/towns and 58 counties), 35 state governments (including the Commonwealth of Puerto Rico), 14 federal agencies or departments, and numerous public school jurisdictions and institutions of higher education across the U.S. The General Services Administration, or the GSA, the landlord for the civilian federal government, has adopted a requirement that all new GSA construction and substantial renovations of federally-owned properties must achieve a minimum of LEED Gold certification.

Potential benefits of LEED certified and other green buildings include healthier work environments through improved natural light, ventilation, thermal control and air quality, lower energy, water and waste disposal costs, lower maintenance and operations costs and savings stemming from improved health, increased productivity and decreased turnover of workers. According to the 2009 study “Doing Well by Doing Good? Green Office Buildings” by Eichholtz, Kok & Quigley, office buildings with either a U.S. Environmental Protection Agency Energy Star or LEED certification were found to command a premium in rental rates and sales prices over conventional office buildings. In the 2009 study “Why Do Companies Rent Green? Real Property and Corporate Social Responsibility” by Eichholtz, Kok & Quigley, the authors propose that in addition to economic benefits and improved employee health, the use of green space by a corporate tenant may signal to the corporation’s stockholders and customers that it has “a long-run commitment” to a corporate social responsibility policy. The authors argue that corporate tenants may seek out green building space in order to improve their reputation and help attract and retain employees and customers.

We believe that the potential environmental, health-related and economic benefits of green buildings will continue to drive the growth of the green building industry and increase demand among corporate tenants for LEED certified buildings. By targeting existing LEED certified properties and working towards LEED certification for properties that are not LEED certified at the time of acquisition, we believe that we will be able to attract and retain commercial tenants who recognize and appreciate the advantages of green buildings. Further, we believe that we will be able to benefit from the premiums that we believe can be charged for renting space in LEED certified buildings, which we believe will allow us to maximize income from our portfolio for distributions to our stockholders.

Target Markets

When products enter the United States and are shipped across the country, they generally follow predetermined cargo routes through major distribution hubs or “gateway” markets that are strategically located near ports, railways, major highway trucking routes and cargo airports. We have identified five key “gateway” markets that we believe are well-suited for industrial real estate investing. We intend to invest up to 80% (by acquisition cost) of our portfolio in industrial properties located within these gateway markets and their sub-markets:

Gateway Markets	Approximate Square Feet of Industrial Space(1)
Greater Los Angeles Area (Los Angeles, Orange County and Inland Empire)	1,214,146,315
Chicago	1,120,423,930
New York/New Jersey	724,311,477
Atlanta	500,879,539
Dallas/Fort Worth	518,977,780

Gateway Markets Total	4,078,739,041

U.S. Total	11,988,386,626

(1)	According to Jones Lang LaSalle North America Industrial Outlook Q4 2011.

The gateway markets are characterized by the following traits:

•	Location. Each gateway market is located near large areas of dense population.

•	Excellent Transportation Infrastructure. Each of the gateway markets are distribution hubs that connect airports, highways and/or ports.

•

Deep Draft Ports. Each of the gateway markets have access to a deep draft port. According to the American Association of Port Authorities and the U.S. Census Bureau, deep draft ports, which accommodate ocean-going vessels, account for approximately 99% of all import and export traffic through U.S. ports by volume and approximately 64% by value.

•

Infill Markets. Each of the gateway markets is an infill market, or a market with significant physical barriers to new development. According to AMB Infill Strategy, July 2010, infill industrial submarkets receive a 220 basis point premium in total return over secondary markets over the past ten years and have outperformed less supply constrained submarkets in occupancy by more than 300 basis points over the past ten years.

We believe that the gateway markets possess the following specific positive attributes:

•	Greater Los Angeles Area

•	According to the U.S. Census Bureau, Population Distribution in 2005, Los Angeles is the second largest population center in the U.S.

•	Los Angeles is the busiest port in the U.S. according to the Intermodal Association of North America (IANA), Intermodal Industry Statistics, Top 20 U.S. Ports.

•	According to Grubb & Ellis, Logistics Market Trends, First Half 2010, approximately 44% of all containerized cargo that enters the U.S. passes through ports in Southern California.

•	According to Jones Lang LaSalle North America Industrial Outlook Q2 2010, as of June 2010, Los Angeles had the lowest industrial property vacancy rate of any major market in the U.S.

•	Chicago

•	According to the U.S. Census Bureau, Population Distribution in 2005, Chicago is the third largest population center in the U.S.

•	A centralized location in the U.S. with an extensive transportation network of airports, highways and rail lines and a strong manufacturing and distribution base.

•

According to the U.S. Department of Transportation, Federal Railroad Administration (2010), Chicago is the largest rail hub in the U.S. and more than half of all U.S. freight passes through Chicago rail yards.

•	New York/New Jersey

•	According to the U.S. Census Bureau, Population Distribution in 2005, New York is the largest population center in the U.S.

•	According to the IANA, Intermodal Industry Statistics, Top 20 U.S. Ports, New York is the 3rd busiest port in the U.S.

•

According to The Port Authority of New York & New Jersey, Terminal Improvements (2010), The Port Authority of New York and New Jersey has launched $3 billion in improvement initiatives to the Port of New York and New Jersey.

•

According to the Jones Lang LaSalle North America Industrial Outlook Q2 2010, Northern New Jersey saw an increase from May 2009 to May 2010 in container traffic (22%), vehicle volume (32%) and intermodal rail (18%).

•	Atlanta

•	Receives goods from the ports of Charleston, Jacksonville and the Port of Savannah, the 4th busiest port in the U.S. according to the IANA, Intermodal Industry Statistics, Top 20 U.S. Ports.

•

According to the Georgia Department of Transportation Statewide Strategic Transportation Plan, 2010-2030, approximately $1.2 billion in improvements are currently planned for the Port of Savannah in order to increase its capacity.

•	The industrial hub of the Southern U.S. with a well-developed transportation infrastructure and multiple airports, highways and rail lines.

•	Dallas/Fort Worth

•	A centrally located distribution center with access to an extensive network of interstate highways, railways and cargo airports.

•	Access to Houston, the 7th busiest port in the U.S. according to the IANA, Intermodal Industry Statistics, Top 20 U.S. Ports.

•

According to the Jones Lang LaSalle North America Industrial Outlook Q2 2010, the Dallas/Fort Worth economy has outperformed most others in the nation, with positive job growth each month since January 2010.

In addition to the gateway markets listed above, we may invest in any other market or submarket in the U.S., including, without limitation, Memphis, Houston, Phoenix, Orlando, Miami, Seattle and Boston. We may also make selective investments in properties located in Canada, Mexico, Europe, Asia and South America, although we anticipate that investments in properties located in such international markets will be limited to no more than 10% of the aggregate cost of our portfolio.

    Portfolio Diversification

In order to reduce the risk profile of our investments and enhance our ability to meet our investment objectives, we intend to acquire a portfolio of industrial properties that is diversified in terms of geography, tenants, tenant industry and lease rollover or expirations. In particular, we will generally seek to avoid having any single tenant account for a significant portion of our total net rental income and, to the extent reasonably practicable, we will manage our portfolio so as to avoid excessive amounts of lease rollover or expirations in any given year in relation to our average annual lease rollover or expirations. Notwithstanding the foregoing, there can be no assurance that we will achieve our objective of portfolio diversification, and the number and mix of properties we acquire will ultimately depend upon real estate market conditions and other circumstances existing at the time we acquire properties, as well as the amount of proceeds we raise in the Offering. We are not limited as to the geographic area in which we may conduct our operations, although we intend to focus on investments within the U.S. We are not specifically limited in the number or size of properties we may acquire, or in the percentage of net proceeds of the Offering that we may invest in a single property, provided that our board of directors must determine that each investment we make is in the best interests of our stockholders. Although we intend to focus on investments in industrial properties, we are not restricted to investments in such properties. See “-Other Property Investments” below.

  Lease Terms

We anticipate that the majority of the properties we acquire will be leased to tenants pursuant to relatively long-term leases with terms of 3 to 10 years or more at the time of the property acquisition, although we may acquire properties leased to tenants with shorter lease terms if the property is in an attractive location or has other significant favorable attributes. In addition, we may acquire properties which are completely or partially vacant at the time of acquisition. We anticipate that the majority of the leases at properties we acquire will provide for fixed annual base rentals with periodic rental increases based on the consumer price index or similar adjustments, which we believe will help ensure consistent, predictable income over time. We do not anticipate that any of the rentals due under leases at our properties will be based on the income or profits of any tenant or other person. Generally, we anticipate that the leases at properties we acquire will require each tenant to procure, at its own expense, commercial general liability insurance. The landlord obtains property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy, and the tenant then reimburses the landlord for this expense.

We anticipate that the majority of the properties we acquire will be leased to tenants under what is generally referred to as a “triple net” or “NNN” lease. A triple net lease typically provides that the tenant of a property is required to pay or reimburse the landlord of the property for all or a majority of the cost of property repairs and maintenance, property taxes, utilities, insurance, capital costs and management and other operating costs, in addition to lease payments. As the landlord in a net lease, depending on market conditions, we may have responsibility for certain capital repairs or replacements of specific structural components of the property such as the roof of the building, the truck court and parking areas and the interior floor or slab of the building. When space in a property becomes vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate that we will enter into triple net leases. Notwithstanding the foregoing, the terms and conditions of any lease we enter into with our tenants may vary substantially from those we describe herein.

We anticipate that tenant improvements required to be funded by us as the landlord under leases in connection with newly acquired properties will be funded from our offering proceeds. However, when a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our properties, we may be required to expend funds for tenant improvements and tenant refurbishments to the vacated space in order to attract new tenants. Given that we do not anticipate maintaining permanent working capital reserves, we may not have access to funds required in the future for tenant improvements and tenant refurbishments in order to attract new tenants to lease vacated space.

  Creditworthiness of Tenants

Our advisor has developed a specific underwriting process for determining the creditworthiness of in-place and prospective tenants at our properties. Our advisor’s underwriting process will include analyzing financial data and other information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans and data provided by industry credit rating services. In evaluating the credit worthiness of an in-place or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider a variety of other factors, including, as applicable, the proposed terms of the acquisition, the operating history of the property with such tenant or tenants, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, the lease length and terms at the time of the acquisition and any other information our advisor may deem relevant.

Although we may enter into leases with any type of tenant, we anticipate that a majority of the tenants in the industrial properties in which we invest will be corporations or other entities that have a substantial net worth and operating income, or whose lease obligations are guaranteed by another corporation or entity with a substantial net worth or who otherwise meet the creditworthiness standards developed by our advisor. We believe that leasing our properties to credit-worthy tenants will help provide greater certainty of lease payments and stabilized occupancy over time. In instances in which we obtain guarantees of leases by the corporate parent of the tenant, our advisor will typically analyze the creditworthiness of the guarantor using similar methods to those described above for determining the creditworthiness of tenants.

  Form of Ownership

Our investments in real properties will generally take the form of holding fee title or a long-term leasehold estate. We intend to acquire such interests either (1) directly through our operating partnership or (2) indirectly through wholly-owned limited liability companies or through investments in joint ventures, partnerships, limited liability companies, co-tenancies or other co-ownership arrangements with the developers of the real properties, affiliates of our advisor or other entities. We may also obtain options to acquire real estate properties. The amount paid for any such option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot give assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such re-characterization was successful, deductions for depreciation and cost recovery relating to such real property would be disallowed, interest and penalties could be assessed by the Internal Revenue Service and it is possible that under some circumstances we could fail to qualify as a REIT.

Due Diligence

Prior to investing in a real property, our advisor will undertake an extensive property and site review. Our advisor will typically also undertake a long-term viability and fair value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics. Depending on the property to be acquired and terms agreed to, our advisor or a qualified affiliate of our advisor will obtain, evaluate and assess, as applicable, the following:

•	historical net operating income data of the property;

•	historical occupancy rates at the property;

•	a list of the current tenants at the property and the terms of their respective leases;

•	the financial condition and creditworthiness of current tenants at the property;

•	a schedule of historical, current year and projected future tenant improvements and capital expenditures;

•	historical and projected operating expenses for the property along with that of the comparable properties;

•	current and historical data on real estate taxes and potential increases in real estate taxes over the projected term of the investment;

•	competitive rents in the same geographical area for similar properties;

•	historical, current year and projected utility expenses for the property;

•	service and vendor contracts, parking management agreements, ground leases, and property management agreements related to the property;

•	macroeconomic and microeconomic employment and demographic data and trends of the submarket where the property is located;

•	regional, market and property specific supply and demand dynamics;

•	physical condition and design characteristics of the property;

•	property location and positioning within its market; and

•

all appropriate environmental due diligence assessments and reports, including, but not limited to, a preliminary investigation comprised of record reviews, interviews and physical property inspections.

Other Property Investments

We intend to invest primarily in industrial properties. However, we may also make selective acquisitions of other types of commercial properties that we determine meet our overall investment objectives. We believe that the recent downturn in the commercial real estate market has provided an opportunity for us to purchase these types of investment properties at historically low prices during the period in which we will be investing the net proceeds of the Offering, thereby enhancing our ability to realize substantial appreciation on the ultimate dispositions of the properties. In selecting investments in other property types, we will generally follow the same criteria and guidelines outlined above for industrial investments, adapted as necessary to meet the unique characteristics of each property type.

Development and Construction of Real Properties

We may invest a portion of the proceeds available for investment from the Offering in unimproved land upon which improvements are to be constructed or completed or which require substantial renovation or refurbishment. However, we do not expect that investments in unimproved real properties which are not acquired for the purpose of immediately producing rental or other operating income and on which development or construction is not expected to occur within one year of the acquisition will exceed 10% of the overall cost of our property portfolio. Development of real properties is subject to risks relating to the ability of the builder or developer to control construction costs and build in conformity with plans, specifications and timetables. Our Advisor may elect to employ one or more project managers (who under some circumstances may be affiliated with our Advisor) to plan, supervise and implement the development and construction of any unimproved real properties which we acquire. Any such project managers would be compensated by us.

Acquisitions from Affiliates

We are not precluded from acquiring real properties, directly or through joint ventures, from our affiliates. All such transactions or investments will be approved by a majority of our independent directors as described and, generally, may not be acquired for a value, at the time the transaction was entered into, in excess of the appraised fair market value of such investment. Subject to this limitation, our sponsor, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with any such investment and our cost to acquire the property may be in excess of the cost that we would have incurred if we had acquired the property from an unaffiliated third party. See “Risk Factors—Risks Related to Conflicts of Interest.”

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated or non-affiliated third parties for the purpose of owning and/or operating real properties. We may also enter into joint ventures for the development or improvement of properties. Joint venture investments permit us to own interests in large properties and other investments without unduly limiting the diversity of our portfolio. Our investment may be in the form of equity or debt. In determining whether to recommend investment in a particular joint venture, our Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our real property investments.

We have not established the specific terms we will require in the joint venture agreements we may enter into, or the safeguards we will apply to, or require in, our potential joint ventures. Particular terms and conditions or safeguards we will require in joint ventures will be determined on a case-by-case basis after our Advisor and board of directors consider all facts they feel are relevant, such as the nature and attributes of our other potential joint venture partners, the proposed structure of the joint venture, the nature of the operations, liabilities and assets the joint venture may conduct and own, and the proportion of the size of our interest when compared to the interests owned by other parties. We expect to consider specific safeguards to address potential consequences relating to:

•

the management of the joint venture, such as obtaining certain approval rights in joint ventures we do not control or providing for procedures to address decisions in the event of an impasse if we share control of the joint venture;

•	our ability to exit a joint venture, such as requiring buy/sell rights, redemption rights or forced liquidation under certain circumstances; and

•	our ability to control transfers of interests held by other parties in the joint venture, such as requiring consent, rights of first refusal or forced redemption rights in connection with transfers.

Any joint ventures with our affiliates will result in certain conflicts of interest. See “Risk Factors—Risks Related to Conflicts of Interest.”

Real Estate-Related Assets

We may invest a portion of our portfolio in real estate-related assets other than properties. These real estate-related assets include, but are not limited to, first mortgages and other indebtedness secured by high-quality industrial properties. We will initially target (1) loans that, due to the recent general downturn in economic conditions, are in default or (2) loans that the borrower is unable to refinance and, therefore, the borrower is likely to default on, which we refer to as “distressed loans.” Holders of distressed loans must choose between foreclosing upon the real property securing the distressed loan or selling the loan. Many holders of distressed loans generally avoid foreclosure proceedings on the real property securing the distressed loan due to the sometimes lengthy and expensive nature of the foreclosure process. Moreover, most lenders do not have the expertise necessary to effectively manage commercial real estate and do not wish to incur the costs and liabilities associated with the ownership of real property. An event of default by the borrower under these loans may present us with attractive opportunities to acquire the properties securing these loans through foreclosure in what is commonly referred to as a “loan-to-own” transaction.

When determining whether to make investments in real estate-related assets, we will consider a variety of factors, including:

•	positioning our overall investment portfolio to achieve an optimal mix of real estate investments;

•	the diversification benefits of the real estate-related assets relative to the rest of our portfolio;

•	the potential for the investment to deliver high current income and attractive risk-adjusted total returns; and

•	other factors considered important to meeting our investment objectives.

Debt Investments

Our investments in real estate-related assets will focus primarily on acquiring first mortgage loans. We believe that the current credit market conditions provide us with substantial near-term opportunities to invest in these types of assets at a discount to their par value in order to realize predictable income and attractive overall returns. We may invest in mortgage loans structured to permit us to retain the entire loan or to sell or securitize the lower yielding senior portions of the loan and retain the higher yielding subordinate investment (or vice-versa). We may also acquire seasoned mortgage loans in the secondary market secured by single assets as well as portfolios of performing loans originated by third party lenders such as banks, life insurance companies and other owners. We will not make or invest in mortgage loans unless we obtain an appraisal of the underlying property from a certified independent appraiser. We will maintain each appraisal in our records for at least five years. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. In evaluating a potential investment in a mortgage loan, we will generally focus upon the quality of the underlying property as opposed to the credit quality of the loan, as we will typically seek to eventually acquire the underlying property securing the loan pursuant to a loan-to-own transaction. However, we will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, unless we find substantial justification for exceeding such limit due to the presence of other underwriting criteria. We may find such substantial justification in connection with the purchase of mortgage loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

In addition to investments in first mortgages, we may make selective investments in other real estate loans, including second mortgage loans, mezzanine loans, bridge loans and participations in such loans in situations in which we believe that the underlying credit and/or property is attractive and the potential returns to us are significant given the level of associated risk.

In evaluating prospective investments in loans, our Advisor will consider a variety of factors, including the following:

•	the fundamentals of the underlying property and other collateral by which it is secured;

•	the ratio of the amount of the investment to the value of the underlying property and other collateral by which the underlying property is secured;

•	the liquidity of the investment;

•	the quality, experience and creditworthiness of the borrower and/or guarantor; and

•	general economic conditions.

Our Advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Although most loans that we will consider for investment would provide for monthly payments of interest only and repayment of principal at maturity, some loans may also provide for principal amortization.

Equity Securities

We may seek to invest in other real estate companies when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. In most cases, we will evaluate the feasibility of investing in these entities using the same criteria we will use in evaluating a particular property. These investments will be made through the purchase of common or preferred stock or options to acquire stock. We do not expect our non-controlling equity investments in other public companies to exceed 10% of the proceeds of the Offering, assuming we sell the Maximum Offering Amount, or to represent a substantial portion of our assets at any given time.

Borrowing Policies

We currently have no outstanding debt. We intend to use leverage to provide additional funds to support our investments in properties. We expect that after we have invested substantially all of the proceeds of the Offering in properties and real estate-related assets, our debt financing will be approximately 50% of the sum of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. During the period when we are acquiring our portfolio, we expect to temporarily employ greater leverage in order to quickly build a diversified portfolio of assets. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

We may leverage our portfolio by assuming or incurring secured or unsecured asset-level or operating partnership-level debt. An example of asset-level debt is a mortgage loan secured by an individual real estate property or portfolio of real estate properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of operating partnership-level debt is borrowing under a line of credit. Borrowings under a line of credit may be used to fund acquisitions, to repurchase shares or for any other corporate purpose.

Our board of directors will review our aggregate borrowings, including secured and unsecured debt, at least quarterly to ensure they remain reasonable in relation to our net assets and may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our actual leverage may be higher or lower than our target leverage depending on a number of factors, including the availability of attractive investment and disposition opportunities, inflows and outflows of capital and increases and decreases in the value of our portfolio. In particular, large outflows of capital over short periods of time could cause our leverage to be substantially higher than our 50% target.

There is no limitation on the amount we may invest in any single improved real property. However, under our charter, we are precluded from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets. However, we may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In the event that we borrow in excess of the debt limitations in our charter, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable.

Our charter restricts us from obtaining loans from any of our directors, our Advisor and any of our affiliates unless such loan is approved by a majority of the directors, including a majority of the independent directors, not having a conflict of interest in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings will be reviewed by our board of directors at least quarterly.

Disposition Policies

We generally will acquire properties with an expectation of holding each property for an extended period. However, circumstances might arise which could result in a shortened holding period for certain properties. The period that we will hold our real estate-related assets will vary depending on the type of asset, interest rates and other factors. Our Advisor will develop an exit strategy for each investment we make in a property or real estate-related asset that will be modified over the period we hold the investment in order to conform to changing market conditions and property-level factors. Our Advisor will continually perform a hold-sell analysis on each investment we make in a property or real estate-related asset in order to determine the optimal time to hold the investment and generate an attractive return for our stockholders. Economic and market conditions may influence us to hold investments for different periods of time. We may dispose of a property or real estate-related asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. Relevant factors our Advisor will consider when considering whether to dispose of a property or real estate-related asset include:

•	the prevailing economic, real estate and securities market conditions;

•	the extent to which the investment has realized its expected total return;

•	benefits associated with disposing of the investment and diversifying and rebalancing our investment portfolio;

•	the opportunity to pursue a more attractive investment;

•	compliance with REIT qualification requirements;

•	the involuntarily liquidation or lease default of a major tenant at a property;

•	the opportunity to enhance overall investment returns through sale of the investment;

•	the fact that the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	our Advisor’s judgment that the value of the investment might decline;

•	liquidity benefits with respect to the availability of sufficient funds for our share repurchase program; and

•	other factors that, in the judgment of our Advisor, determine that the sale of the investment is in our stockholders’ best interests.

The determination of whether a particular investment should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view toward achieving maximum total return for the investment. We cannot make assurances that this objective will be realized. The selling price of a real property which is net leased will be determined in large part by the amount of rent payable under the leases for such real property and the remaining term of the leases. In connection with our sales of real properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the real property being sold is located and by the then-prevailing economic conditions. We may sell investments to affiliates. While there is no minimum on the price we must receive in such transactions, a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction must approve such transactions as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our sponsor and its affiliates, some of whom serve as our executive officers and directors, including the following:

•

the officers and key personnel of our Advisor must allocate their time between advising us and managing our sponsor’s and our other affiliates’ businesses and the other real estate projects and business activities in which they may be involved;

•

the compensation payable by us to our Advisor and other affiliates may not be on terms that would result from arm’s-length negotiations between unaffiliated parties, and fees such as the acquisition fees and asset management fees payable to our Advisor are based upon the cost of assets we acquire and will generally be payable regardless of the value or performance of the assets we acquire, and thus may create an incentive for the Advisor to accept a higher purchase price for assets or to purchase assets that may not otherwise be in our best interest;

•	the property management fees payable to our property manager will generally be payable regardless of the quality of services provided to us; and

•	the real estate professionals acting on behalf of our Advisor must determine which investment opportunities to recommend to us and any other entities advised by such professionals.

Our officers and affiliates of our Advisor will try to balance our interests with the interests of real estate programs sponsored by our sponsor to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders. Our directors also have a fiduciary obligation to supervise our relationship with our Advisor.

Certain Conflict Resolution Procedures

We have adopted the procedures set forth below to address the potential conflicts of interest arising out of our relationship with our Advisor and its affiliates.

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for our sponsor or affiliates of our sponsor. Under the Advisory Agreement, our sponsor has agreed that any opportunity identified by our sponsor or its affiliates to invest in an industrial property that is suitable for us and one or more affiliates must first be presented to us for potential investment. Unless our board of directors determines not to proceed with the investment, the investment opportunity must not be presented to any other real estate investment fund, program or joint venture owned, managed or advised by our sponsor or any of its affiliates. Our sponsor or its affiliates are not required to present any such investment opportunity to us during any period in which we do not have sufficient available funds, or a reasonable opportunity of obtaining available funds, with which to make the investment.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

•	the quality and extent of the services and advice furnished;

•	the amount of fees paid in relation to the size, composition and performance of our investments;

•	the success of our Advisor in generating investment opportunities that meet our investment objectives;

•	rates charged to other externally advised REITs and similar investors by advisors performing similar services; and

•	additional revenues realized by our Advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business.

The independent directors will record these factors in the minutes of the meetings at which they make such evaluations. Our independent directors will not approve the renewal of the Advisory Agreement for another one-year term if they determine that the compensation that we pay to our Advisor and affiliates is not reasonable in relation to the nature and quality of the services performed based upon the factors set forth above. In such circumstances, we would expect our independent directors to negotiate changes to the fees payable to our Advisor and affiliates in connection with the renewal of the Advisory Agreement. If the result of such negotiations were not acceptable to our independent directors, our independent directors could ultimately determine that it is in the best interests of our company and our stockholders to hire a third party to serve as our advisor.

Acquisition, Leases and Sales Involving Affiliates

We will not purchase or lease assets in which our sponsor, our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. In no event may we acquire any such asset at an amount in excess of its current appraised value.

Our charter provides that the consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of our board of directors or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our Advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Mortgage Loans Involving Affiliates

Our charter generally prohibits us from investing in or making mortgage loans, including when the transaction is with our Advisor, or our sponsor, our directors or any of their affiliates, unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any lien or other indebtedness of our sponsor, our Advisor, our directors or any of our affiliates.

Loans and Expense Reimbursements Involving Affiliates

We will not make any loans to our Advisor, our sponsor, our directors or any of their affiliates except mortgage loans for which an appraisal is obtained from an independent appraiser. In addition, we will not borrow from these persons unless a majority of our board of directors, including a majority of the independent directors, approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by our directors or officers, our sponsor, our advisor or any of their affiliates.

In addition, our directors and officers, our sponsor, our Advisor, and any of their affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2% of our average invested assets or 25% of our net income.

Employees

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our Advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from our Advisor or its affiliates. We do not intend to pay any compensation directly to our executive officers. Our executive officers, as employees of our Advisor or its affiliates, will be entitled to receive awards in the future under our long-term incentive plan as a result of their status as employees of our Advisor, although we do not currently intend to grant any such awards.

We are dependent on our Advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock in the Offering, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these entities were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse our Advisor and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services to us, including personnel costs, subject to certain limitations. During the period from September 2, 2010 (date of inception) to December 31, 2011, we did not incur any amounts in connection with such services.

Insurance

See section captioned “— Lease Terms.”

Competition

As we purchase properties, we may compete with other affiliates for opportunities to acquire or sell real properties in certain geographic areas. As a result of this competition, certain investment opportunities may not be available to us. We and our Advisor have developed procedures to resolve potential conflicts of interest in the allocation of investment opportunities between us and our affiliates. Our Advisor is required to provide information to our board of directors to enable our board of directors, including the independent directors, to determine whether such procedures are being fairly applied.

Certain of our sponsor’s affiliates currently own or manage properties in geographic areas in which we expect to acquire properties. Conflicts of interest will exist to the extent that we own or manage real properties in the same geographic areas where real properties owned or managed by other affiliates are located. In such a case, a conflict could arise in the leasing of real properties in the event that we and another affiliate were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of real properties in the event that we and another affiliate were to attempt to sell similar real properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing real property on our behalf seek to employ leasing agents, developers, contractors or building managers.

Concentration of Credit Risk

As of December 31, 2011, we had no cash on deposit in excess of federally insured levels. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire.

Available Information

Our principal executive offices are located at 3 San Joaquin Plaza, Suite 160, Newport Beach, California, 92660 and our telephone number is (949) 718-9898. We maintain a website at www.theindustrialREIT.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing.

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offering. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov . Access to these filings is free of charge.

ITEM 1A. RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

General Investment Risks

We have no prior operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.

We, our sponsor and our Advisor are newly formed entities with no prior operating history and our management and the management of our Advisor have no prior experience operating a public company. Because there is no assurance that we will be able to successfully achieve our investment objectives, an investment in shares of our common stock may entail more risk than an investment in the stock of a real estate investment trust with a substantial operating history.

Due to the fact that the Offering is a “blind pool” offering, stockholders will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Neither we nor our Advisor has made any investments or identified any investments that we may make with the proceeds of the Offering. As a result, we are not able to provide stockholders with any information to assist them in evaluating the economic merits, transaction terms or other financial or operational data concerning any specific investment that we have made or may make prior to stockholders’ purchases of shares of our common stock. Instead, stockholders must rely on our Advisor and our board of directors to implement our investment strategy and policies, to evaluate our investment opportunities and to structure the terms of our investments. Because stockholders are not able to evaluate our investments in advance of purchasing shares of our common stock, our Offering is more speculative and may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds in the Offering, we will be limited in the number and type of investments we may make, which could negatively impact our stockholders’ investment.

Our Offering is being made on a “best efforts” basis, which means that the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other investment products over our Offering. If we raise substantially less than the maximum offering amount in the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our real properties are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer-term investment objectives, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.

U.S. and global financial markets have recently experienced extreme volatility and disruption. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. Future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. Additionally, if potential purchasers of real properties continue to have difficulty finding debt to finance property acquisitions, capitalization rates could continue to increase and property values could continue to decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Our Investments.”

We will have fewer funds available for investments and our stockholders’ overall return may be reduced if we pay distributions from sources other than our cash flow from operations.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds of the Offering, we will have less funds available for investment than if our distributions came solely from cash flow from operations and our stockholders’ overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds from our Offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from the Offering to fund distributions.

In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

The success of the Offering and our ability to implement our business strategy are dependent, in part, on the ability of the Dealer Manager to implement its business strategy, to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for the Offering is SC Distributors, LLC. The success of our Offering and our ability to implement our business strategy are dependent upon the ability of our Dealer Manager to hire and retain key employees, establish, operate and maintain a network of licensed securities broker-dealers and other agents and implement its business strategy. The success of our Dealer Manager will be determined in large part by Patrick J. Miller, the president of our Dealer Manager, and the loss of his services could harm our ability to raise capital. If the Dealer Manager is unable to hire qualified employees, build a sufficient network of broker-dealers and implement its business strategy, we may not be able to raise adequate proceeds in our Offering to implement our investment strategy. In addition, our Dealer Manager intends to serve as the Dealer Manager for or participate in the distribution of the securities of other issuers. To the extent that our Dealer Manager serves as dealer manager for other issuers, our Dealer Manager may experience conflicts of interest in allocating its time between our Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds in our Offering and implement our investment strategy. Further, the participating broker-dealers retained by our Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Our stockholders may be required to hold their investment for an indefinite period.

Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders within any specified period of time, or at all. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation or other type of liquidity transaction, such as a merger or sale of assets, beyond seven years from the termination of our offering stage. If our board of directors does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets. Even if we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares of our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

Our stockholders may not receive a full return of their invested capital due to the payment of fees to our Advisor and its affiliates, which reduces cash available for investment.

The full offering price paid by our stockholders will not be invested in real properties and real estate-related assets because a portion of the offering price from the sale of the shares of our common stock in our Offering will be used to pay expenses and fees. As a consequence, our stockholders will only receive a full return of their invested capital if (1) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange substantially exceeds the original purchase price of our assets.

Our stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

In the future our board of directors may elect to internalize our management functions, in which case we may elect to negotiate the acquisition of our Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration we would pay in connection with an acquisition of our Advisor’s assets and personnel in an internalization transaction or the other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests in us and could have an adverse effect on our results of operations and ability to make distributions to our stockholders. Additionally, following an internalization transaction, the real estate professionals at our Advisor that become our employees may receive more compensation than they received from our Advisor or its affiliates. These possibilities may provide incentives to our Advisor or these individuals to pursue an internalization transaction rather than an alternative strategy, even if such alternative strategy might otherwise be in our stockholders’ best interests.

Following an internalization of our management function, we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the Advisory Agreement. However, our direct expenses following an internalization of our management function would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and compliance. We would also be required to employ personnel, and thus would be subject to the various potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. In addition, we would incur the compensation and benefits costs of our officers and other employees and consultants that previously would have been paid by our Advisor or its affiliates. However, there are no assurances that the key personnel of our Advisor will become our employees upon any internalization of our Advisor, as they may instead remain employees of our sponsor or its affiliates. We cannot reasonably estimate the amount that we would save in fees and expenses that we would no longer be required to pay to our Advisor or the costs we would incur if we internalized our management function. If the expenses we assume as a result of an internalization of our management function exceed the amount that we save in fees and expenses that we would no longer be required to pay to our Advisor, our results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.

In some cases internalization transactions involving the acquisition of an advisor have resulted in litigation. If we were to become involved in such litigation in connection with an internalization of our management functions, we could be forced to spend significant amounts of money defending ourselves in such litigation, regardless of the merit of the claims against us, which would reduce the amount of funds available for us to make investments or make distributions to our stockholders.

Our share repurchase program places certain limits on our stockholders’ ability to have their shares of common stock repurchased by us. Stockholders may not be able to sell any of their shares of our common stock back to us, and if stockholders do sell their shares, they may not receive the price they paid upon subscription.

Our share repurchase program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that we may waive the one year holding requirement in certain circumstances, including in the case of shares being repurchased in connection with a stockholder’s death, disability or bankruptcy. Prior to the completion of our offering stage, we will repurchase shares of our common stock pursuant to our share repurchase program at a discount from the purchase price per share of the shares being repurchased based upon how long such shares have been held as of the date of repurchase. Notwithstanding the foregoing, once we establish an estimated per share value of our common stock that is not based on the price to acquire a share in our primary offering or any follow-on public offering, shares of our common stock will be repurchased at a price equal to the lesser of the price paid for the shares by the redeeming stockholder and 95% of the most recently calculated estimated per share value of our common stock. We expect our Advisor, or another firm chosen for that purpose, to determine an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the primary offering or any follow-on public offering beginning no later than 18 months after the completion of our offering stage. Given that beginning no later than 18 months after the completion of our offering stage shares will be repurchased pursuant to our share repurchase program at a price equal to the lesser of the price paid for the shares being redeemed and 95% of the most recently calculated estimated per share value of our common stock, our Advisor may have an incentive to determine that the estimated per share value of our shares is higher than it might otherwise determine in the event that our sponsor has sponsored another program that is then engaged in a continuous public offering in order to demonstrate better prior performance information to the prospective stockholders in such other program.

Our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the funds we will use to repurchase shares pursuant to the share repurchase program. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to amend or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share repurchase program, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

Our success is dependent on the performance of our Advisor and its affiliates.

The performance of our Advisor and its affiliates will determine our ability to achieve our investment objectives and to pay distributions to our stockholders. Our Advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in revenues and operating results impacts the performance of our Advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.

We may not be able to achieve our investment objectives if we are delayed in identifying, or are unable to identify, suitable investments.

Any delays we encounter in selecting, acquiring and developing real properties could adversely affect our ability to achieve our investment objectives and make distributions to our stockholders. Because we are conducting our Offering on a “best efforts” basis, our ability to commit to purchase specific assets will depend, in part, on the amount of offering proceeds we have raised at a given time. As of December 31, 2011, we had not identified any real properties or real estate-related assets to acquire with the proceeds of our Offering. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into suitable investments.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses will be adversely affected.

The net proceeds of the Offering will be used for investments in real properties and real estate-related assets and for payment of operating expenses, various fees and other expenses. During the initial stages of the Offering, we may not have sufficient funds from operations to cover our expenses. Accordingly, in the event that we develop a need for additional capital in the future, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of the net proceeds from the Offering, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions to our stockholders may be adversely affected.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if these indemnification rights were not granted.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number, whichever is more restrictive, of our then outstanding shares of common stock unless exempted by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our Offering.

Stockholders in the Offering do not have preemptive rights to purchase any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our portfolio of investments. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are designated as common stock with a par value of $0.01 per share, 1,000 shares are designated as convertible stock with a par value of $0.01 per share and 100,000,000 shares are designated as preferred stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the independent directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Our stockholders’ investment will be diluted upon conversion of the convertible stock.

Our Advisor has been issued 1,000 shares of our convertible stock. Under limited circumstances, each outstanding share of our convertible stock may be converted into shares of our common stock, which will have a dilutive effect to our stockholders. Our convertible stock will be converted into shares of common stock if (1) we have made total distributions on the then outstanding shares of our common stock equal to the price paid for those shares plus a 7.0% cumulative, non-compounded, annual return on that price, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer), or (3) our Advisory Agreement is terminated or expires and is not renewed (other than because of a material breach by the Advisor). Upon any of these events, each share of convertible stock will be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) our enterprise value plus the aggregate value of the distributions paid to date on the then outstanding shares exceeds (ii) the aggregate purchase price paid by stockholders for those outstanding shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of the shares, divided by (B) our enterprise value divided by the number of outstanding shares of our common stock on an as-converted basis as of the date of conversion. Upon the issuance of our common stock in connection with the conversion of our convertible stock, our stockholders’ interests in us will be diluted.

We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on our stockholders’ investment in us.

We have adopted a long-term incentive plan, pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We have issued and intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. The issuance of these stock-based awards under our long-term incentive plan will dilute our stockholders’ investment in our shares of common stock.

The conversion of the convertible stock held by our Advisor upon termination of the Advisory Agreement and the voting rights granted to the holder of our convertible stock may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.

If we engage in a merger in which we are not the surviving entity or our Advisory Agreement is terminated without cause, our Advisor may be entitled to conversion of the convertible stock it holds and to require that we purchase all or a portion of the limited partnership interests in our Operating Partnership that it holds at any time thereafter for cash or our common stock. The existence of this convertible stock may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

The affirmative vote of two-thirds of the outstanding shares of convertible stock, voting as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our convertible stock. In the event that we propose to merge with or into another entity, including another REIT, our Advisor could, by exercising these voting rights, determine whether or not we are able to complete the proposed transaction. By voting against a proposed merger, our Advisor could prevent us from effecting the merger, even if the merger otherwise would have been in the best interests of our stockholders.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in our Operating Partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our Operating Partnership, we are obligated to act in a manner that is in the best interest of all partners of our Operating Partnership. Circumstances may arise in the future when the interests of limited partners in our Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our Operating Partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our Operating Partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our Operating Partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our Offering ends.

We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our Operating Partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe that we, our Operating Partnership and most of the subsidiaries of our Operating Partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our Operating Partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our Operating Partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our Operating Partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership’s wholly owned or majority owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

In the event that the value of investment securities held by a subsidiary of our Operating Partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our Operating Partnership, were to acquire assets that could make either entity fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, our Operating Partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our Operating Partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our Operating Partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our Operating Partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

We depend on our Advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our Advisor, our business could suffer.

Our ability to achieve our investment objectives is dependent upon the performance of our Advisor. Our success depends to a significant degree upon the continued contributions of certain of the key personnel of our Advisor, each of whom would be difficult to replace. If our Advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.

Our Advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect the judgment of our Advisor and its affiliates with respect to:

•

public offerings of equity by us, which generate additional funds for the purchase of assets and thus may allow our Advisor and its affiliates to earn increased acquisition fees, asset management fees and property management fees;

•	the sale of assets, which will cause the asset management fees and property management fees payable to our Advisor and its affiliates to decrease; and

•	the purchase of assets, which may allow our Advisor or its affiliates to earn additional acquisition fees, asset management fees and property management fees.

Our Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions. Our Advisor may face conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that the acquisition fees and asset management fees payable to our Advisor are based upon the cost of the real properties and real estate-related assets we acquire and not on the value or performance of our assets, and the fact that the asset management fees payable to our Advisor will not decrease based on changes in the value of our assets, which may create an incentive for our Advisor to purchase assets that may not otherwise be in our best interest. Our Advisor may also receive a disposition fee in connection with our sale of a real property or real estate-related asset, regardless of the performance of the asset, which may create an incentive for our Advisor to recommend the disposition of assets that would not otherwise be in our best interest. Additionally, the property management fees payable to our property manager will generally be payable regardless of the quality of services provided to us. The property management and leasing fees payable to our property manager will be in an amount no greater than the amount that is usual and customary for comparable services rendered to similar properties in the geographic market of the properties in question, as determined by our Advisor and approved as fair and reasonable in relation to the services being performed by our board of directors, including a majority of our independent directors. As a result, there may be an incentive for our Advisor to provide market survey information to our board of directors which would support the payment of higher property management and leasing fees than might otherwise be warranted. In evaluating our investments, dispositions and management strategies, the opportunity for our Advisor and its affiliates to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its short-term compensation at the expense of other criteria, such as the preservation of capital, which could result in decisions that are not in the best interests of our stockholders.

We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities.

We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions effecting us, the amount of proceeds raised in our Offering and our Advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our Advisor, other affiliates and other business activities in which they are involved. This could result in actions that are more favorable to other affiliates than to us. In the event that some or all of the key professionals who perform services for our Advisor as well as other programs sponsored by our sponsor become full-time employees of another program in connection with an internalization of that program’s management function, our Advisor may need to replace such professionals, or we may need to find a replacement advisor to replace the management services our Advisor provides to us, which could adversely impact our operating performance. In addition, we may compete with other affiliates for the same stockholders and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our Advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our Advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our sponsor or its affiliates or through a joint venture with affiliates of our sponsor. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our Offering and in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our Advisor, our property manager and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.

Risks Related To Investments in Real Estate

Real property investments are subject to risks that could adversely affect our operating results.

Real property investments are subject to varying risks which cannot be entirely eliminated. Some of these risks include:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	changes in the supply of or demand for similar or competing properties in an area;

•	competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws; and

•	the illiquidity of real estate investments generally.

All of these risks are beyond our control and could affect our ability to meet our obligations and make distributions to our stockholders. The value of the real properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our real properties decreases, we may be forced to dispose of the properties at a price lower than the price we paid to acquire our properties, which could adversely impact our results of operations and our ability to make distributions and return capital to our stockholders.

We will compete with numerous other persons and entities for real estate assets and tenants.

We will compete with numerous other persons and entities in acquiring real property and attracting tenants to real properties we acquire. These persons and entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire real properties or attract tenants to real properties we acquire on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our financial condition and ability to pay distributions to our stockholders.

We will be dependent on tenants for revenue and our inability to lease our real properties or to collect rent from our tenants will adversely affect our results of operations and returns to our stockholders.

We are dependent on the lease payments of the tenants of the properties in which we invest for revenue. Many of the properties in which we invest may be occupied by only one tenant and, therefore, our revenues from those properties will be materially dependent on the creditworthiness and financial stability of such tenants. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant of a property, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a lease of a single or major tenant of a property is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor of a tenant to fulfill its obligations or a tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition and our ability to pay distributions to our stockholders.

If we acquire a high concentration of properties in a particular geographic area, or properties leased to tenants in a particular industry, the adverse effect on our financial condition caused by an economic downturn in that particular geographic area or tenant industry will be magnified.

We are dependent on the lease payments of the tenants of the properties in which we invest for revenue, and as a result, our performance is indirectly affected by the financial results of our tenants, as financial difficulties experienced by our tenants could result in defaults by our tenants in their obligations to us. We intend to acquire a portfolio of properties that is diversified in terms of geographic area and tenant industry.

However, to the extent that we acquire a concentration of properties located in a particular geographic area, any economic downturn or other factor that disproportionately impacts that geographic area would have a magnified adverse effect on our tenants and our performance. Similarly, if the tenants of the properties in our portfolio become concentrated in a particular industry or industries, any economic downturn or other factor that disproportionately impacts that industry would have a magnified adverse effect on our tenants and our performance.

Elevated vacancy rates could have an adverse impact on our ability to make distributions to our stockholders and the value of an investment in our shares.

The recent recession has led to an overall decline in the commercial real estate market and historically high vacancy rates in the commercial real estate sector, and may cause vacancy rates to continue to trend upward in the future. Increased vacancy rates generally result in lowered rental rates, increased expenses from tenant improvements and concessions, reduced revenues from properties and an increase in the number of properties facing foreclosure. In the event that we experience increased vacancy rates or rates which are substantially higher than we had anticipated, we may be forced to offer lower rental rates and more favorable lease terms and tenant improvements or concessions than expected in order to attract or retain tenants. While such measures may help us to attract and retain tenants, they may also reduce our revenues and impair our ability to repay financing associated with our properties and pay distributions to our stockholders. Our revenues will also be negatively impacted during any periods in which our properties are vacant or experience decreased occupancy. In addition, increased vacancy rates could cause the value of our investments in commercial properties to decrease below the amount we paid for such investments. An increase in vacancy rates may have a more significant impact on us, as compared to other investment vehicles, as our investment strategy relies on relatively long-term leases for industrial properties with a relatively limited number of tenants in order to provide a stable stream of income to our stockholders.

Our properties may be leased at below-market rates under long-term leases.

We intend to seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate such leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Properties that incur vacancies for a significant period of time may be difficult to sell on favorable terms.

Any of the properties in which we invest may incur vacancies as a result of the default of a tenant under its lease, the expiration of a tenant’s lease or the early termination of a lease by a tenant. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could make it more difficult for us to sell the property on favorable terms and could further reduce our ability to pay distributions to our stockholders.

We may not have funds available for future tenant improvements or capital needs, which could adversely affect our results of operations and our ability to pay distributions to our stockholders.

When the tenant of a property we have acquired does not renew its lease or otherwise vacates its space, in order to attract one or more new tenants, we may be required to expend substantial funds to carry out tenant improvements in the vacated space. In addition, although we expect that the leases with tenants in the properties we acquire will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs to the properties we acquire, such as repairs to the foundation, exterior walls and rooftops. Substantially all of the net proceeds from our Offering will be used to invest in real property and to pay various fees and expenses, and we do not anticipate that we will maintain permanent working capital reserves. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may suffer from a greater risk of obsolescence and decline in value, it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot make assurances that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

We may obtain only limited warranties when we acquire a property and thus may have only limited recourse in the event our due diligence did not identify any issues that lower the value of the property.

Property is often sold in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, property purchase agreements may contain only limited warranties and representations and indemnification provisions that will only survive for a limited period after the closing of the acquisition. To the extent that we acquire properties with limited warranties, we will increase the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

We may not always be able to sell a property when we desire to do so, or at a price that is equal to, or greater than, the price for which we acquired the property, which could adversely impact our ability to pay distributions to our stockholders.

Real properties are illiquid investments, and the real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates, supply and demand, and other factors. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser will be acceptable to us, and we cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. In addition, the leases at some of our properties may not provide for increases in rent over the course of the lease term. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

We may acquire properties which are subject to lock-out provisions, which may prohibit us from selling a property, or may require us to maintain certain debt levels for a specified period of time on a property.

Some of the properties in which we invest may be subject to lock-out provisions, which are provisions that prohibit the prepayment of a loan during a specified time period and may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If we invest in a property which is subject to a lock-out provision, we could be restricted in selling or otherwise disposing of or refinancing the property when we desire to do so, prohibited from reducing or refinancing the outstanding indebtedness with respect to such property or increasing the amount of indebtedness with respect to such property. In addition, lock-out provisions could prevent us from taking other actions during the lock-out period that could be in the best interests of our stockholders. In particular, lock-out provisions could impair our ability to participate in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If our operating expenses increase, our cash flow from operations and funds available to acquire investments or make distributions to our stockholders could be decreased.

If we are unable to lease properties pursuant to “net” leases that require the tenants to pay all or a majority of the properties’ operating expenses, if our tenants fail to pay these operating expenses as required or if the operating expenses we are required to pay exceed our projections, we could have less funds available for future acquisitions or cash available for distributions to our stockholders. In addition, if any property we acquire is not fully occupied or if rents are being paid in an amount that is insufficient to cover the operating expenses of the property, we could be required to expend funds with respect to that property for operating expenses.

Significant covenants, conditions and restrictions may restrict our ability to operate the properties which we acquire.

The properties we acquire may be contiguous with other parcels of real property or comprise part of the same industrial center. In such cases, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties. In addition, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.

The properties we acquire will face competition that affects tenants’ ability to pay rent and the amount of rent paid to us, which may affect the amount of distributions we make to our stockholders.

We intend to acquire properties located in developed areas in which there will be numerous other industrial properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties near the properties we acquire will have a material effect on our ability to rent space at our properties and the amount of rents charged at our properties. If additional competitive properties are built in close proximity to our properties, competition for customer traffic and creditworthy tenants will increase, which could result in decreased cash flow from our tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting the amount of distributions we pay to our stockholders.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the U.S.

Fluctuations in manufacturing activity in the U.S. may adversely affect our industrial tenants and therefore the demand for and profitability of any industrial properties we acquire. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

Any investments we make in real properties located outside of the U.S. will be subject to currency rate exposure and certain other risks associated with the uncertainty of foreign laws and markets.

We may invest in real properties located outside of the U.S. to the extent that such international investments help us meet our investment objectives. To the extent that we invest in real properties located outside of the U.S., in addition to risks inherent in the investment in real estate generally, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international investments and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on our international investments as a result of exchange rate fluctuations.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•

that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•

the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse may be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of our Advisor, certain conflicts of interest will exist.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties will be subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors.

We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will ultimately be responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our stockholders’ returns.

We expect that each of the tenants at our properties will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our Advisor determines are sufficient to cover reasonably foreseeable losses. For instance, tenants of single-user properties leased on a triple-net basis typically are required to pay all insurance costs associated with those properties. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot make assurances that funding will be available to us for repair or reconstruction of damaged real property in the future.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders. Further, the potential liability as a result of violations of, and the costs associated with compliance with, environmental laws and regulations may be greater in connection with industrial properties than with other classes of real property. For instance, properties historically used for industrial or manufacturing purposes may be more likely to contain, or to have contained, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances, which may expose us to potential liability.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot make assurances that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Risks Associated with Investments in Real Estate-Related Assets

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related assets and debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

We may allocate a portion of our portfolio to real estate-related assets. The returns available to stockholders in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of stockholders participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to stockholders will decrease. Conversely, a lack of liquidity will cause the returns available to our stockholders to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have adversely impacted almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Only recently have these markets begun to stabilize. Future instability in the financial markets or weakened economic conditions may interfere with the successful implementation of our business strategy.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions and other factors that impact the commercial real estate underlying the mortgage loans, which could decrease the value of those loans and the return on our stockholders’ investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate, including those associated with the financial condition of the tenants leasing the underlying real properties and expenditures associated with the early termination or nonrenewal of a lease, such as tenant improvement costs and leasing commissions. The borrower may also be subject to tenant roll concentration, in which there are significant leases that terminate in a given year and increase the uncertainty of the future cash flow of the property to the borrower and ultimately to us as the holder of the mortgage in the event the borrower defaults. See above “—Risks Related to Investments in Real Estate.” We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Commercial real estate loans, in which we may invest, are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates and the value of the loan may decline. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues and the value of the loan will also decrease. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

Many of our investments in real estate-related assets may be illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

The CMBS in which we may invest are subject to several types of risks.

Commercial mortgage backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS in which we invest in are subject to all the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate securities of CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans will have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Our strategies to hedge interest rate risks may not be effective.

We may use various investment strategies to hedge interest rate risks with respect to our portfolio of real estate-related assets. The use of interest rate hedging transactions involves certain risks. These risks include: (1) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (2) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (3) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (4) the possibility that the counterparty fails to honor its obligation. In addition, because we intend to qualify as a REIT, for federal income tax purposes we will have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. To the extent that we do not hedge our interest rate exposure, our profitability may be negatively impacted by changes in long-term interest rates.

Declines in the market values of the real estate-related assets in which we invest may adversely affect our periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of the real estate-related assets in which we invest may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement.

Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our real estate-related assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of the real estate-related assets in which we invest will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of the real-estate-related assets in which we invest will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated With Debt Financing

Disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms, or at all, and the values of investments we make.

The capital and credit markets have recently experienced extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We expect to finance our investments in part with debt. As a result of the recent credit market turmoil, we may not be able to obtain debt financing on attractive terms, if at all. For example, lenders are currently providing debt with shorter terms than were previously available and there is no current market for new issuances of CMBS. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Future disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of any investments we make. The recent turmoil in the capital markets has constrained equity and debt capital available for investment in the commercial real estate market, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. All of these factors could impair our ability to make distributions to our stockholders and decrease the value of an investment in us.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks and could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

We intend to finance a portion of the purchase price of real properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, allowances for bad debt or other allowances, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we qualify for and maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Instability in the debt markets and our inability to find financing on attractive terms, or at all, may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce our cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing us financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

The derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot make assurances that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Federal Income Tax Risks

Failure to qualify and maintain our qualification as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes during the taxable year ending December 31, 2012, or the first year in which we commence material operations. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of counsel that, commencing with the taxable year in which we satisfy the Minimum Offering Requirement, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT.

However, opinions of counsel are not binding on the Internal Revenue Service or on any court and do not guarantee that we will qualify as a REIT or that we will maintain our qualification as a REIT. The opinion of counsel represents only the view of counsel based counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Legal counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of counsel and our qualification as a REIT will depend on our satisfaction of numerous ongoing requirements established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we will. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

To qualify for and maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income (including net capital gain) and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be invested in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties, resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce our stockholders’ overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid REIT-level taxation of our income, it is possible that we might not always be able to do so.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot make assurances that the Internal Revenue Service will not challenge any characterization of such a lease as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

If our stockholders participate in our DRP, they will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan. For federal income tax purposes, such stockholders will be taxed on this amount in the same manner as if they have received cash; namely, to the extent that we have current or accumulated earnings and profits, stockholders will have ordinary taxable income. To the extent that we make a distribution in excess of such earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the tax basis in our stockholders’ stock, and the amount of the distribution in excess of such basis will be taxable as a gain realized from the sale of such stockholders’ common stock. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their respective tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient.

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of property is restricted to a substantial extent as a result of our intention to qualify for REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal and state income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Complying with the REIT requirements may cause us to forego otherwise attractive investment opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot represent more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we will lose our REIT status and suffer adverse tax consequences unless we correct such failure within 30 days after the end of the calendar quarter. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012; however, it is impossible to anticipate the effects of any such legislation at this time.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, in the event that our board of directors determines that it is no longer in our best interest to continue to be qualified as a REIT, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests, and interest derived therefrom will be treated as qualifying mortgage interest for purposes of the 75% gross income test, discussed below. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not meet all of the requirements of the safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Our taxable REIT subsidiaries will be taxable on their income, and we may be required to pay some taxes due to actions of a taxable REIT subsidiary we may form, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by one or more taxable REIT subsidiaries we may form, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Foreign investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot make assurances that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If our stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock.

In general, individuals making investment decisions with respect to such plans and IRAs should, at a minimum, consider whether:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing the stockholders’ respective plan or IRA, including their plan or account’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•	the stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We did not own any properties as of December 31, 2011.

ITEM 3. LEGAL	PROCEEDINGS

From time to time, we could be party to legal proceedings that arise in the ordinary cause of business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect or our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4. MINE	SAFETY PROCEDURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 30, 2012, we had 34,222 shares of common stock outstanding, held by a total of five stockholders of record. We also had 1,000 shares of convertible stock issued and outstanding, which were held by our Advisor, as of such date.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to the DRP. Additionally, we provide discounts in our Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2011. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Repurchase Program

We have adopted a share repurchase program that may provide an opportunity for our stockholders to have their shares repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that the one year holding period requirement may be waived in certain circumstances, as described below. Until we begin to disclose an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the Offering or any follow-on public offering, the purchase price for shares repurchased pursuant to our share repurchase program will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•	100.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years.

The purchase price per share for all shares repurchased pursuant to our share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale or refinancing of one or more of our assets that constitutes a return of capital distribution as a result of such sale or refinancing.

Notwithstanding the foregoing, shares repurchased pursuant to our share repurchase program after we begin disclosing an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the Offering or any follow-on public offering will be repurchased for the lesser of (1) the price paid for the shares by the redeeming stockholder and (2) 95% of our most recent estimated per share value, subject to the exception described below for repurchases in the case of a stockholder’s death or disability.

We expect our Advisor, or another firm chosen for that purpose, to determine an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the Offering or any follow-on public offering beginning no later than 18 months after the completion of our offering stage, and that our board of directors will approve each such determination of an estimated per share value of our common stock. We currently expect to update the estimated per share value of our common stock no less frequently than every 12 months thereafter. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our Offering or a follow-on public offering, provided we have not filed a registration statement for a follow-on public offering as of such date (for purposes of this definition, we do not consider “public offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership). We do not currently anticipate obtaining independent appraisals or valuations of our properties or other assets in connection with determining the estimated per share value of our common stock and, accordingly, the estimated per share values should not be viewed as an accurate reflection of the fair market value of our assets or the amount of net proceeds that would result from an immediate sale of our assets.

We will treat requests for the repurchase of shares sought upon a stockholder’s death, disability, bankruptcy or other exigent circumstances differently than other repurchases in several respects. Upon request, we may waive the one-year holding period requirement for repurchases sought upon a stockholder’s death, disability or bankruptcy or other exigent circumstances as determined by our Advisor. Until we begin to disclose an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the Offering or a follow-on public offering, shares repurchased in connection with a stockholder’s death or disability will be repurchased at a price per share equal to 100% of the amount actually paid for the shares. After we begin disclosing an estimated per share value of our common stock that is not based on the price to acquire a share of our common stock in the Offering or a follow-on public offering, shares repurchased in connection with a stockholder’s death or disability will be repurchased at a purchase price per share equal to 100% of our most recent estimated per share value. In the event that we waive the one year holding requirement in connection with the repurchase of shares upon a stockholder’s bankruptcy or other exigent circumstance as determined by our Advisor, such shares will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for at least one year from the purchase date.

We intend to limit the number of shares that may be repurchased pursuant to our share repurchase program during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our DRP during the prior calendar year. Either of the foregoing limits might prevent us from accommodating all repurchase requests made in any quarter, in which case quarterly repurchases will be made on a pro rata basis as described below. In addition, repurchases may be limited by restrictions under Maryland law that prohibit repurchases if as a result of a repurchase we would violate certain statutory tests of solvency.

Repurchases of shares of our common stock pursuant to our share repurchase program will be made on the last business day of the month following the end of each fiscal quarter. Requests for the repurchase of shares must be received at least five days prior to the end of a fiscal quarter in order for us to repurchase the shares as of the end of the month following the end of such fiscal quarter. Stockholders may withdraw their request to have shares repurchased at any time prior to the last business day of the applicable fiscal quarter.

We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any fiscal quarter. We will determine whether we have sufficient funds available to accommodate all repurchase requests made in any fiscal quarter as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable repurchase date. In the event that we cannot repurchase all of the shares of our common stock for which repurchase requests have been presented in any fiscal quarter, based upon a lack of sufficient available funds and/or the limits on the number of shares we may repurchase during any year, we will attempt to honor repurchase requests on a pro rata basis; provided, however, that we may give priority to repurchase requests in the case of the death or disability of a stockholder. In the event that we repurchase less than all of the shares subject to a repurchase request in any fiscal quarter, stockholders requesting a repurchase must submit a new repurchase request for any shares which were not repurchased. Unfulfilled requests for the repurchase of shares will not be carried over automatically to subsequent fiscal quarters.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in our best interests. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase program. There is no fee in connection with a repurchase of shares of our common stock pursuant to our share repurchase program. Our affiliates will not be eligible to participate in our share repurchase program.

For the period from September 2, 2010 (Date of Inception) to December 31, 2011, we did not repurchase any shares of our common stock under the share repurchase program.

Distributions

We intend to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which we make our first investment. Once we commence paying distributions, we expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The timing and amount of distributions, if any, will be determined by our board of directors in its discretion.

Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our Advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from the Offering to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

We intend to qualify as a REIT commencing with the taxable year ending December 31, 2012, or the first year in which we commence material operations. To qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

For the period from September 2, 2010 (Date of Inception) to December 31, 2011, we had not paid any distributions to our stockholders.

Use of Public Offering Proceeds

On August 15, 2011, our Registration Statement on Form S-11 (File No. 333-170173), covering a public offering of up to 110,526,316 shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 100,000,000 shares of common stock for $10.00 per share and 10,526,316 shares of common stock pursuant to our DRP for $9.50 per share, for a maximum offering of up to $1,000,000,000. As of December 31, 2011 and March 30, 2012, we had not received or accepted subscriptions for shares of our common stock in the Offering. In addition, as of December 31, 2011, we had not incurred any dealer manager fees, selling commissions or due diligence expense reimbursements in connection with the Offering, as we had not satisfied the conditions of our escrow.

As of December 31, 2011, we incurred organization and offering expenses to our Advisor or its affiliates of approximately $2,560,000. The organization and offering expenses are not included in the accompanying consolidated financial statements because such costs are not our liability until we receive the subscriptions for the minimum number of shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

We adopted our long-term incentive plan, pursuant to which our board of directors has the authority to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of our company. The maximum number of shares of our common stock that may be issued pursuant to our long-term incentive plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our long-term incentive plan, see Note 5, to our Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

	Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	12,000	-	288,000

Equity compensation plans not approved by security holders	-	-	-

Total	12,000	-	288,000

(1) Shares issued to our independent directors were issued under the company’s independent directors’ compensation plan, which operates as a sub-plan to our long-term incentive plan.

Unregistered Sales of Equity Securities

In connection with our formation, on September 2, 2010, our Advisor acquired 1,000 shares of our convertible stock in consideration of a cash payment of $1,000. No additional consideration is due upon the conversion of the convertible stock. Our convertible stock will convert to shares of common stock if and when (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of termination or non-renewal of our Advisory Agreement for cause, all of the shares of convertible stock will be redeemed by us for the sum of $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” plus the value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus a 7.0% cumulative, non-compounded annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date off the conversion.

On October 11, 2010, our Advisor invested $200,000 in us through the purchase of 22,222 shares of our common stock. On April 12, 2011, we granted 3,000 shares of restricted common stock to each of our independent directors at such time in connection with such independent director’s initial election or appointment to our board of directors. With respect to each issuance we claim exemption from registration of the shares under Section 4 (2) of the Securities Act, as a sale not involving a public offering. There have been no other sales of unregistered securities since our date of inception.

ITEM 6. SELECTED	FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	For the Year Ended December 31, 2011	From the Period From September 2, 2010 (Date of Inception) Through December 31, 2010
Statement of operations data:
Income from continuing operations	$—	$—

Balance sheet data:
Total assets	$202,000	$202,000

Per common share data:
Basic and diluted earnings per share	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data,” and our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We are a newly formed company and have no operating history. We were incorporated on September 2, 2010 under the laws of the state of Maryland and intend to acquire and manage a diversified portfolio of income-producing industrial real estate assets, comprised primarily of warehouse properties leased to creditworthy tenants. In addition to our primary focus on industrial properties, we may also selectively invest in other types of commercial properties. Further, we may invest in mortgage, mezzanine, bridge and other real estate loans, provided that the underlying real estate meets our criteria for direct investment, as well as securities of REITs and other real estate companies, which we collectively refer to as “real estate-related assets.” We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes during the year ending December 31, 2012, or the first year in which we commence material operations.

We are dependent upon proceeds received from the Offering to conduct our proposed activities. The capital required to purchase our investments will be obtained from the Offering and from any indebtedness that we may incur in connection with an investment or thereafter. We have initially been capitalized with $202,000, $200,000 of which was contributed by our Advisor on October 11, 2010 in exchange for 22,222 shares of our common stock, and $1,000 of which was contributed by our Advisor on October 11, 2010 in exchange for 1,000 shares of our convertible stock. In addition, our Advisor has invested $1,000 in our Operating Partnership in exchange for its limited partnership interests. As of December 31, 2011, we had not received subscriptions for shares of common stock in the Offering.

O’Donnell Strategic Industrial Advisors, LLC (the “Advisor”) will manage our day-to-day operations and our portfolio of properties and real estate-related assets. Our Advisor also will source and present investment opportunities to our board of directors and provide investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business will be conducted through O’Donnell Strategic Industrial REIT Operating Partnership, LP, (the “Operating Partnership”). We are the sole general partner of our Operating Partnership. The initial limited partner of our Operating Partnership is our Advisor. As we accept subscriptions for shares in the Offering, we will transfer substantially all of the net proceeds of the Offering to our Operating Partnership as a capital contribution. The limited partnership agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.

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

We anticipate that we will generate revenue primarily from rental income from relatively long-term operating leases at the properties we acquire, although we may acquire properties leased to tenants with shorter lease terms if the property is in an attractive location or has other favorable attributes. Revenues generated from rental income, in addition to income generated from the sale of our investments, will be a significant source of funds for our liquidity. Our ability to successfully lease our properties and the occupancy rates and rental rates at our properties will be impacted by a number of conditions which are beyond our control, including property and market specific conditions and general economic conditions.

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

  Recent Market Conditions

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

The recent economic downturn and significant disruptions in domestic and international financial markets have adversely impacted the availability of credit and contributed to rising costs associated with obtaining credit, and the volume of mortgage lending for commercial real estate remains significantly lower than previous levels. As a result, we may experience more stringent lending criteria, which may affect our ability to finance our acquisitions or refinance any indebtedness we incur. Additionally, with respect to acquisitions for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Our ability to access financing on favorable terms, or at all, will depend upon various factors, including general market conditions, interest rates and credit ratings. If we are unable to obtain suitable financing for our acquisitions or we are unable to identify suitable investment opportunities at attractive prices in the current credit environment, our financial condition, results of operations and ability to pay distributions to our stockholders would be adversely affected.

We expect that the properties in our portfolio will be located in markets throughout the United States. Negative trends in regional or local economic or other conditions, adverse weather conditions, natural disasters and other events beyond our control in the markets and sub-markets in which the properties that we acquire are located may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.

Critical Accounting Policies

General

Our accounting policies have been established to conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years

Real Estate Purchase Price Allocation

Upon the acquisition of real properties, we will allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses will be expensed as incurred. We will utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We will obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, will be used by our management in estimating the amount of the purchase price that will be allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.

In accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, we will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Impairment of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by ASC Topic 360, Property, Plant and Equipment .

Our undiscounted cash flow and fair value calculations will contain uncertainties because they will require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases . We will exercise judgment in establishing these allowances and consider payment history and current credit status of our tenants in developing these estimates.

Revenue Recognition

We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.

We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We will make estimates of the collectability of our tenant receivables related to base rents, including straight line rentals, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, during the taxable year ending December 31, 2012, or the first year in which we commence material operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Results of Operations

As of December 31, 2011, we had not commenced any significant operations as we had not received subscriptions for shares of common stock in the Offering. Additionally, as of December 31, 2011, we had neither purchased nor contracted to purchase any properties nor had our Advisor identified any real estate or real estate-related investments in which it was reasonably probable that we would invest.

Liquidity and Capital Resources

General

We will not sell any shares in the Offering unless we raise a minimum of $2,000,000 in gross offering proceeds (the “Minimum Offering Amount”) from persons who are not affiliated with us or our Advisor. If we are unable to raise substantially more funds in the Offering than the Minimum Offering Amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

As of December 31, 2011, we had cash and cash equivalents of $136,216.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we will only reimburse our Advisor for organization and offering expenses it may incur on our behalf to the extent that the reimbursement would not cause the total selling commissions, dealer manager fees and other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. During our operating stage, we expect to make payments to our Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. For a discussion of the compensation to be paid to our Advisor and our Dealer Manager, see Note 4, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

  Short-term Liquidity and Capital Resources

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our Operating Partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments.

  Long-term Liquidity and Capital Resources

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

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

  Offering Proceeds

Our ability to invest in properties and other real estate-related assets will depend upon the net proceeds raised in the Offering and our ability to finance the acquisition of such assets. If we are unable to raise substantially more than the Minimum Offering Amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned resulting in fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher which could affect our net income and results of operations.

  Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material impact on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

In addition, these laws, rules and regulations create new legal grounds and theories for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and our failure to comply could result in fees, fines, penalties or administrative remedies against us.

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

Funds From Operations and Modified Funds From Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations (“FFO”). FFO is not equivalent to our net operating income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate assets, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

Distributions

The amount of the distributions to our stockholders will be determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. As of December 31, 2011, we had not authorized or paid any distributions to our stockholders.

For a further discussion of our distributions, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Share Repurchases

We intend to limit the number of shares that may be repurchased pursuant to our share repurchase program during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our DRP during the prior calendar year. During the year ended December 31, 2011, we did not repurchase any shares under our share purchase program.

See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for terms of the share redemption program.

REIT Compliance

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

For a discussion of related party transactions and arrangements, see Item 13. Certain Relationships and Related Transactions and Director Independence and Note 4 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 8 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

As of December 31, 2011, we had no contractual obligations.

Subsequent Events

For a discussion of subsequent events, see Note 9 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of December 31, 2011, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a Report of Management’s Assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

General

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. Our board of directors is responsible for the overall management and control of our affairs. Our board of directors has retained our Advisor to manage our day-to-day affairs and the acquisition and disposition of our investments, subject to our board of director’s supervision. Our Advisor is responsible for making investment decisions subject, in most cases, to the approval of our board of directors.

We currently have a total of seven directors, four of whom are independent of us, our Advisor and our respective affiliates. An “independent director” is a director who is not, and for the last two years has not, been associated with us, our Advisor, our sponsor or any of our affiliates. A director is deemed to be associated with us, our Advisor, our sponsor or any of our affiliates if he or she, directly or indirectly (including through a member of his or her immediately family), (1) owns any interest in, is employed by, has any material business or professional relationship with or serves as an officer or director of, our advisor, our sponsor or any of their affiliates, (2) serves as a director of more than three REITs organized by our sponsor or its affiliates or advised by our advisor or its affiliates, or (3) performs services (other than as an independent director) for us. We refer to our directors who are not independent as our “affiliated directors.”

Our charter and bylaws provide that the number of our directors may be established by a majority of our board of directors from time to time but may not be fewer than three. Our charter also provides that each of our directors must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by us. Currently, each of our directors has substantially more than three years of relevant real estate experience. In addition, our charter provides that a majority of our directors must be independent directors, and at all times at least one of our independent directors must have at least three years of relevant real estate experience. Mr. John D. O’Donnell, a director of our company, is the father of Douglas D. O’Donnell, our Chief Executive Officer and President and Chairman of our board of directors.

Our directors are not required to devote all of their time to our business and are only required to devote the time to our affairs as their duties require. Our directors will meet quarterly or more frequently, if necessary. Consequently, in the exercise of their responsibilities, our directors heavily rely on our Advisor. Our directors have a fiduciary duty to our stockholders to supervise the relationship between us and our Advisor. Our board of directors is empowered to fix the compensation of all officers that it selects and approve the payment of compensation to directors for services rendered to us in any other capacity. During the discussion of a proposed transaction, independent directors may offer ideas for ways in which transactions may be structured to offer the greatest value to us, and our management will take these suggestions into consideration when structuring transactions.

We have provided information about our executive officers and directors below:

Name	Age	Position
Douglas D. O’Donnell	44	Chief Executive Officer, President and Chairman of the Board
Christopher S. Cameron	38	Chief Financial Officer, Treasurer and Secretary
John D. O’Donnell	79	Director
Arthur J. Hill	72	Director
John R. Houten	51	Independent Director
Aria Mehrabi	41	Independent Director
Gary A. Pickett	56	Independent Director
John L. Privett	48	Independent Director

Douglas D. O’Donnell has served as our Chief Executive Officer and President and as the Chairman of our board of directors since October 2010. Mr. O’Donnell is the son of John D. O’Donnell, one of our affiliated directors. In 1992, Mr. O’Donnell began his career in commercial real estate by joining O’Donnell Property Services, a property management company founded in 1986 by John D. O’Donnell. In 1995, O’Donnell Property Services was sold to Insignia/ESG, Inc., or Insignia, the U.S. commercial real estate services subsidiary of Insignia Financial Group. While at O’Donnell Property Services and later Insignia, Mr. O’Donnell oversaw the leasing and sales activities for a 25 million square foot portfolio and managed a 20 person leasing team. In 1995, Mr. O’Donnell was recognized as Insignia’s top leasing agent nationwide. In 1996, Mr. O’Donnell founded The O’Donnell Group, Inc. and O’Donnell Management Company, and has served as the Chief Executive Officer of both companies since 1996. Mr. O’Donnell serves on the Board of Directors for the UCI Center For Real Estate and The Lusk Center for Real Estate Development at the University of Southern California. Mr. O’Donnell is also a member of the Orange County and Inland Empire NAIOP Chapters and the Urban Land Institute. Mr. O’Donnell received a bachelors degree in International Relations, a Master’s of Business Administration and a Master’s in Real Estate Development from the University of Southern California.

Our board of directors, excluding Mr. O’Donnell, has determined that the leadership positions with affiliates of our sponsor previously and currently held by Mr. O’Donnell and his extensive experience with the acquisition, financing, development, leasing and management of industrial real estate assets have provided Mr. O’Donnell with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

Christopher S. Cameron has served as our Chief Financial Officer, Treasurer and Secretary since March 2011. Mr. Cameron previously served from July 2010 to March 2011 as the Chief Financial Officer, Treasurer and Secretary of TNP Strategic Retail Trust, Inc., a public non-listed REIT with a focus on multi-tenant, necessity based retail centers. From January 2008 to June 2010, Mr. Cameron served as Director of Accounting and Financial Reporting at Cole Real Estate Investments, or Cole, a national real estate investment company that is the sponsor of multiple public non-listed REITs. In this position, Mr. Cameron focused on financial tracking and reporting systems, external audit examinations and broker-dealer due diligence reviews. Mr. Cameron also served as Manager of Financial Reporting at Cole from August 2004 to December 2007. Prior to joining Cole in August 2004, Mr. Cameron was a senior accountant with Deloitte & Touche LLP from September 2001 to August 2004, where he provided auditing and accounting services to large public and private entities. Mr. Cameron also served honorably in the United States Army Infantry, participating in two peace keeping missions in Somalia, Africa and Port-au Prince, Haiti. Mr. Cameron is a certified public accountant and is a member of the American Institute of CPAs and the Arizona Society of CPAs. Mr. Cameron earned a Bachelor of Science in Business Administration, with a major in Accounting and a minor in Finance, from the University of Arizona.

John D. O’Donnell has served as one of our affiliated directors since October 2010. Mr. O’Donnell has over 38 years of experience developing, acquiring, managing and marketing commercial real estate. Mr. O’Donnell currently serves as a Director of The O’Donnell Group, Inc. In 1986, Mr. O’Donnell founded O’Donnell Property Services, a property management company which was acquired by Insignia in 1995. Mr. O’Donnell served as the Managing General Partner of O’Donnell Property Services from 1986 to its sale to Insignia in 1995, during which time O’Donnell Property Services managed and marketed over 25 million square feet of industrial properties located throughout California. Prior to commencing his real estate development activities in 1972, Mr. O’Donnell worked for ten years at Coldwell Banker (now known as CB Richard Ellis) as a broker and sales manager. Mr. O’Donnell is a Trustee Emeritus of the Urban Land Institute. Mr. O’Donnell received a bachelors degree in Communications from the University of Southern California. Mr. O’Donnell is the father of Douglas D. O’Donnell, our Chief Executive Officer and President and Chairman of our board of directors.

Our board of directors, excluding Mr. O’Donnell, has determined that Mr. O’Donnell’s extensive knowledge of, and relationships within, the commercial real estate community and his over 30 years of experience in the acquisition, development and management of industrial real estate assets have provided Mr. O’Donnell with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

Arthur J. Hill has served as one of our affiliated directors since April 2011. Mr. Hill is currently the Chairman of Arthur Hill & Co. LLC, or AHC, a privately held real estate firm with a focus on retail, office, apartment, mixed use and land development projects in select markets throughout the United States which Mr. Hill formed in January 1994. At AHC, Mr. Hill leads development projects, oversees advisory services and is directly involved with investments and key transactions. AHC is the sponsor of the AHC Metro Realty Funds I, II, III and IIIB, which focus primarily on office and business parks, retail properties and apartments. Prior to forming AHC in 1994, Mr. Hill served as Chairman of Homart Development Co., one of the nation’s leading shopping center and mall developers, from February 1984 to March 1987. Mr. Hill also served from September 1985 to December 1993 as Chairman of the Coldwell Banker Real Estate Group, the parent company of Homart Development Co., which also included CB Richard Ellis and Coldwell Banker Residential, along with banking and mortgage entities. During his tenure at Homart Development Co., Mr. Hill and his colleagues developed over 40 major retail projects and 20 office buildings amounting to more than 35 million square feet of retail and 5 million square feet of office space. Mr. Hill is a retired Lieutenant in the U.S. Navy, a member of the Urban Land Institute and the International Council of Shopping Centers. Mr. Hill is a former director of Sears, Roebuck and Co., and a director of Allstate Bank, a wholly-owned subsidiary of Allstate Insurance. Mr. Hill received a bachelor’s degree from Stanford University and a Masters of Business Administration from the University of California at Los Angeles.

Our board of directors, excluding Mr. Hill, has determined that Mr. Hill’s extensive experience in commercial real estate acquisition and development throughout the United States and his prior service as a director of a public company have provided Mr. O’Donnell with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

John R. Houten has served as one of our independent directors since April 2011. Since March 2010, Mr. Houten has served as the Executive Vice President—Corporate Development for Southwest Bank in Tustin, California, where he is responsible for establishing a core real estate lending program with an emphasis on opportunistic lending on both commercial, residential and land assets. Prior to joining Southwest Bank, Mr. Houten served from May 2000 to March 2010 as a Senior Vice President—Commercial Real Estate Manager at California National Bank in Newport Beach, California, where he managed a real estate lending group. From June 1994 to May 2000, Mr. Houten served as Senior Vice President—Real Estate Manager for First Security Bank in Irvine, California, where he managed a real estate lending office. From June 1990 to March 1994, Mr. Houten served as Vice President—Manager for Commercial Center Bank in Santa Ana, California. From March 1984 to June 1990, Mr. Houten served as Vice President—Manager for Sanwa Bank in Long Beach, California.

Mr. Houten is a member of the Building Industry Association, the National Association of Industrial and Office Properties and the Urban Land Institute. Mr. Houten is a past president and current director of the Harbor Area Boys and Girls Club and the president of the Harbor Area Youth Foundation. Mr. Houten received a bachelor degree in Economics/Finance and an associates degree in Accounting from Bentley College in Waltham, Massachusetts and received a Professional Designation in Real Estate from the University of California, Irvine.

Our board of directors, excluding Mr. Houten, has determined that Mr. Houten’s extensive experience in and knowledge of the real estate lending industry have provided Mr. Houten with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

Aria Mehrabi has served as one of our independent directors since April 2011. Dr. Mehrabi has over 16 years of operating experience in commercial real estate. Dr. Mehrabi is a principal of Pacific Star Capital, LLC, a private real estate investment fund which Dr. Mehrabi co-founded in March 2003. Dr. Mehrabi began his career in commercial real estate as Vice President of Acquisitions for RPD Catalyst, LLC, an opportunity fund, where, from October 1996 to February 2001, he managed the acquisition of over $550 million of commercial real estate, including industrial and office projects in 20 different markets across the United States. Prior to joining RPD Catalyst, Dr. Mehrabi worked privately in the residential multi-family sector and developed and sold multiple housing tracts and a portfolio of condominium projects in Southern California. Prior to entering the real estate industry, Dr. Mehrabi worked as a risk consultant to the RAND Corporation from August 1994 to December 1995 and also lectured on international economics at Georgetown University during February 1996. Dr. Mehrabi is a member of the Urban Land Institute, serves on the Leadership Council of the New America Foundation and also serves on the Executive Board of the Lusk Center for Real Estate at The University of Southern California. Dr. Mehrabi received a Bachelors of Arts degree from The University of California, Berkeley, a Masters in Real Estate Development from The University of Southern California and a Ph.D. from Johns Hopkins University, School of Advanced International Studies (SAIS), with a focus in economics. Dr. Mehrabi is a California Real Estate Broker, has a California General B Contractor’s License and holds the designation of Chartered Financial Analyst (CFA).

Our board of directors, excluding Dr. Mehrabi, has determined that Dr. Mehrabi’s extensive experience with the acquisition of commercial real estate assets, including industrial properties, throughout the Unites States, his strong educational background in real estate development and economics and his certifications as a chartered financial analyst, real estate broker and general contractor have provided Dr. Mehrabi with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

Gary A. Pickett has served as one of our independent directors since April 2011. Since June 2010, Mr. Pickett has served as the Chief Financial Officer for M. H. Sherman Company, a privately held real estate investment company. From January 1990 to May 2010, Mr. Pickett served as President of Gary Pickett & Company, which provided accounting, tax and business consulting services to over 175 business entities. Prior to forming Gary Pickett & Company in January 1990, Mr. Pickett served as Vice-President, Private Placement Specialist for Integrated Resources, Inc. from July 1984 to October 1989. During his tenure at Integrated Resources, Inc., Mr. Pickett maintained various securities licenses in connection with his activities analyzing and marketing private placement offerings of real estate, leveraged buy-outs and equipment leasing investments to accredited investors. Mr. Pickett served as a senior accountant in the audit and tax departments for Ernst & Whinney (now Ernst & Young LLP) from September 1977 to October 1979. Mr. Pickett received a bachelors degree in Business Administration with a major in Accounting and Finance from the University of Southern California. Mr. Pickett serves on the board of Global Grins, a non-profit corporation devoted to providing dental hygiene products to children in underdeveloped countries. Mr. Picket is a Certified Public Accountant and a member of the California Society of CPAs.

Our board of directors, excluding Mr. Pickett, has determined that Mr. Pickett’s extensive experience providing accounting, tax and business consulting services to real estate investment and development companies and his on-going service as the chief financial officer of a private real estate investment company have provided Mr. Pickett with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

John L. Privett has served as one of our independent directors since April 2011. Mr. Privett has over 20 years of commercial real estate experience. Mr. Privett has served as an Executive Vice President and real estate broker at CB Richard Ellis, Inc., or CBRE, since December 2006. Since joining CBRE in February 1986, Mr. Privett has leased or sold over 30 million square feet of buildings valued in excess of $1 billion. Mr. Privett is a member of the Coldwell Colbert Circle, which is comprised of the top 3% of CBRE brokers nationally, was named the top CBRE broker in Los Angeles in 1995, 1997-2004 and 2006-2009 and has been named the Best Broker Specializing in Industrial Properties in Los Angeles by the Los Angeles Business Journal. Mr. Privett is a member of the American Industrial Real Estate Association. Mr. Privett received a bachelors degree in Business with an emphasis in Real Estate from The University of Southern California. Mr. Privett is a licensed California Real Estate Broker.

Our board of directors, excluding Mr. Privett, has determined that Mr. Privett’s more than 20 years of experience as a broker of commercial real estate, including specific expertise with respect to marketing, leasing and selling of industrial real estate assets in markets and sub-markets in which we intend to acquire industrial assets, have provided Mr. Privett with the relevant experience, qualifications and skills necessary to effectively carry out his duties and responsibilities as a director.

Committees of the Board of Directors

Our board of directors may establish such committees as it deems appropriate to address specific areas in more depth than may be possible at a full meeting of our board of directors, provided that the majority of the members of each committee are independent directors.

Audit Committee

We have an audit committee which meets on a regular basis, at least quarterly and more frequently as necessary.

The audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.

The audit committee is currently comprised of three directors, Messrs. Pickett, Mehrabi and Houten, all of whom are independent directors. Mr. Pickett has been designated as the Chairman of the audit committee and as the audit committee’s financial expert.

All audit committee members must be able to read and understand fundamental financial statements, including a balance sheet, income statement, cash flow statement and footnotes. The audit committee has direct responsibility for the appointment, compensation and oversight of the work of the independent auditors we employ. The audit committee assists our directors in overseeing and monitoring: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of the independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The audit committee considers and approves (a) any non-audit services provided by an independent auditor and (b) certain non-audit services provided by an independent auditor to our advisor and its affiliates to the extent that such approval is required under applicable regulations of the SEC. The audit committee has sole authority to hire and fire any independent auditor and is responsible for approving all audit engagement fees and terms, and resolving disagreements between us and the independent auditor regarding financial reporting. Our independent auditors report directly to the audit committee.

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers and our non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our non-independent directors. Our independent directors receive certain compensation from us, which is described in more detail under “Compensation of Directors and Executive Officers.”

Nominating and Corporate Governance Committee

We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, our full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of our board of directors, conducting candidate searches and interviews, overseeing and evaluating our board of directors and our management, evaluating from time to time the appropriate size and composition of our board of directors and recommending, as appropriate, increases, decreases and changes to the composition of our board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. As of December 31, 2011, none of our securities were registered under the Exchange Act and, therefore, none of our executive officers or directors were subject to these filing requirements for the year ended December 31, 2011.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Ethics, that is applicable to all members of our board of directors, our executive officers and our employees. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: O’Donnell Strategic Industrial REIT, 3 San Joaquin Plaza, Suite 160, Newport Beach, CA 92660, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, www.theindustrialreit.com, as necessary.

ITEM	11. EXECUTIVE COMPENSATION

Executive Officer Compensation

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our Advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from our Advisor or its affiliates.

We do not intend to pay any compensation directly to our executive officers. Our executive officers, as employees of our Advisor or its affiliates, will be entitled to receive awards in the future under our long-term incentive plan as a result of their status as employees of our Advisor, although we do not currently intend to grant any such awards. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Annual Report. See Item 13-”Certain Relationships and Related Transactions and Director Independence” of this Annual Report on Form 10-K, and Note 4 of the accompanying consolidated financial statements for a description of the fees and expenses reimbursed to our affiliates.

Director Compensation

We pay each of our independent directors an annual retainer, pro-rated for a partial term, of $30,000. Each independent director receives $2,000 for each in-person meeting of our board of directors attended, $2,000 for each in-person committee meeting attended ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $250 for each board or committee telephonic meeting in which such independent director participates. If there is a meeting of the board and one or committee meetings in a single day, the fees payable to each independent director for attending such meetings will be limited to $2,500 per day ($3,000 for the chairperson of the audit committee if there is a meeting of such committee). Our independent directors may elect to receive the meeting fees and annual retainer in shares of our common stock at a price of $9.025 per share until we have commenced disclosing an estimated per share value of our common stock that is not based on the price paid to acquire a share of our common stock in the Offering or any public follow-on offering and thereafter at a price based upon the most recent estimated per share value of our common stock as determined by our Advisor or another firm chosen for that purpose. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors; provided, however, that if a director is also one of our officers, we will not pay any compensation or reimbursement to such person for services rendered as a director. Mr. Douglas D. O’Donnell serves as both our Chief Executive Officer and President and as the chairman of our board of directors, and as a result will receive no compensation or reimbursement for services rendered as the chairman of our board.

We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan described below. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our independent directors received 3,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Going forward, each new independent director that joins our board will receive 3,000 shares of restricted common stock upon election to our board. In addition, on the date following an independent director’s re-election to our board, he or she will receive 3,000 shares of restricted common stock. The shares of restricted common stock will generally vest in four equal annual installments beginning on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of our company.

The following table sets forth the compensation earned by our directors from us in 2011:

		Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)(3)	Total ($)(4)
Douglas O’Donnell	—	—	—	—	—	—	—
John D. O’Donnell	—	—	—	—	—	—	—
Arthur J. Hill	—	—	—	—	—	412	412
John R. Houten	25,250	—	—	—	—	—	25,250
Aria Mehrabi	25,250	—	—	—	—	314	25,564
Gary A. Pickett (2)	25,750	—	—	—	—	—	25,750
John L. Privett	24,500	—	—	—	—	306	24,806

(1)	Consists of the amounts earned described below.

(2)	Mr. Pickett serves as the audit committee chairperson.

(3)	Amount represents reimbursement of travel expenses incurred by directors to attend various director meetings.

(4)	These costs are not included our consolidated financial statements because such costs are not a liability of ours until the Minimum Offering Amount has been sold in the Offering.

Director	Role	Basic Annual Retainer ($)	Meeting Fees ($)
John R. Houten	Independent Director, Audit Committee	22,500	2,750
Aria Mehrabi	Independent Director, Audit Committee	22,500	2,750
Gary A. Pickett (2)	Independent Director, Audit Committee	22,500	3,250
John L. Privett	Independent Director	22,500	2,000

Long-Term Incentive Plan

We have adopted a long-term incentive plan, which we use to attract and retain qualified directors, officers, employees and consultants. Our long-term incentive plan offers these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We currently intend to issue awards only to our independent directors under our long-term incentive plan. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further detail on our long-term incentive plan.

Compensation Committee Interlocks and Insider Participation

Other than Douglas O’Donnell, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2011. In addition, during the year ended December 31, 2011, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 30, 2012, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes outstanding shares and shares which are not outstanding, but that any person has the right to acquire within 60 days. However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 3 San Joaquin Plaza, Suite 160, Newport Beach, California 92660.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares

O’Donnell Strategic Industrial Advisors, LLC(2)	22,222	65%

Douglas D. O’Donnell(2)	22,222	65%

Christopher S. Cameron	—	—

John D. O’Donnell	—	—

Arthur J. Hill	—	—

John R. Houten (3)	3,000	8.75%

Aria Mehrabi (3)	3,000	8.75%

Gary A. Pickett (3)	3,000	8.75%

John L. Privett (3)	3,000	8.75%

All Directors and Executive Officers as a Group	34,222	100%

(1)

Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)

O’Donnell REIT Advisors, LLC, our sponsor, owns a 77.5% membership interest in, and is the sole manager of, O’Donnell Strategic Industrial Advisors, LLC. O’Donnell REIT Advisors, LLC is controlled by Douglas D. O’Donnell.

(3)	Represents restricted shares of our common stock issued to the beneficial owner in connection with his election to the board of directors.

None of the above shares have been pledged as security.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

 INDEPENDENCE

Relationships Among Our Affiliates

Each of our executive officers and our non-independent directors, Messrs. O’Donnell and Hill, is affiliated with our Advisor. In addition, each of our executive officers also serves as an officer of our property manager, our sponsor, O’Donnell REIT Advisors, LLC, and/or other affiliated entities.

Our sponsor owns a 77.5% managing member interest in our Advisor. Strategic Capital Advisory Services, LLC, or Strategic Capital, owns a 22.5% non-managing member interest in our Advisor. The majority of the membership interests in our sponsor are owned, directly and indirectly, by Douglas D. O’Donnell, our Chief Executive Officer, President and Chairman of the Board, and John D. O’Donnell, a director of our company. Arthur J. Hill, who also serves as one of our affiliated directors, owns a minority non-managing ownership interest in our Sponsor. The members of Strategic Capital are Patrick J. Miller, Kenneth Jaffe, Dennis M. McDaniel and Robert M. Brandenberger, each of whom owns a 25% interest in Strategic Capital.

Fees and Expenses Paid to Affiliates

The Advisory Agreement and the Dealer Manager Agreement entitle our Advisor and our Dealer Manager, respectively, and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the fiscal year ended December 31, 2011, the Advisor, our Dealer Manager or their affiliates incurred approximately $2,692,000 on our behalf, as detailed below.

Organizational and Offering Stage

Selling Commissions

Our Dealer Manager is entitled to receive selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in connection with the Offering (all of which will be reallowed to participating broker-dealers), other than shares of our common stock sold pursuant to the DRP. For the year ended December 31, 2011, we did not incur any selling commissions to our Dealer Manager.

Dealer Manager Fee

Our Dealer Manager is entitled to receive dealer manager fees of up to 2.75% of the gross offering proceeds from the sale of shares of our common stock in connection with the Offering, other than shares of our common stock sold pursuant to the DRP. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2011, we did not incur any dealer manager fees to our Dealer Manager.

Organization and Offering Expenses

Our organization and offering expenses for the Offering were paid by the Advisor or its affiliates on our behalf. For the year ended December 31, 2011, we incurred approximately $2,560,000 in offering and organization expenses to our Advisor and its affiliates. These costs were not recorded in our financial statements as of December 31, 2011 and 2010 because such costs only become a liability to us when the Minimum Offering Amount has been sold, and such costs will only become a liability of the ours to the extent organization and offering costs, including selling commissions and the dealer manager fee, do not exceed 15% of the gross proceeds of the Offering. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by us, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Operational Stage

Acquisition Fee, Acquisition Expenses and Asset Management Fees

We will pay to the Advisor or its affiliates an acquisition fee of 2% of (i) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (ii) our allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition or origination expenses and any debt attributable to such investments. We will also reimburse our Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that we do not close). Total acquisition fees and expenses relating to the purchase of an investment must be reasonable and may not exceed 6.0% of the contract purchase price of such investment or, in the case of an investment in debt, 6.0% of the funds advanced, unless such excess is determined by our board of directors, including a majority of our independent directors, to be commercially competitive, fair and reasonable to us. We estimate that our acquisition expenses will be approximately 0.5% of the purchase price of our investments.

In connection with the management of our assets, our Advisor or its affiliates will also receive a fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets we acquire. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the year ended December 31, 2011, we did not incur any acquisition fees to our Advisor.

Property Management and Leasing Fees

We will pay our property manager, O’Donnell Management Company, a percentage of the annual gross revenues of each property owned by us for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by our Advisor and approved by a majority of our board of directors, including a majority of our independent directors; provided, however, that in no event will the property management fee exceed 5% of the property’s annual gross revenues. Our property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. For the year ended December 31, 2011, we did not incur a property management fee.

We may also pay our property manager a separate fee for services rendered, whether directly or indirectly, in leasing our real properties to a third party lessee. The amount of such leasing fee will be usual and customary for comparable services rendered for similar real properties in the geographic market of the property leased, as determined by our Advisor and approved by a majority of our board of directors, including a majority of our independent directors; provided, however, that the leasing fee cannot exceed 2% of the total lease consideration with respect to a new lease or 5% of the total lease consideration with respect to a renewal of an existing lease. Where market norms dictate, we may also reimburse our property manager for the salaries and wages of property-level employees, other employee-related expenses of on-site employees of our property manager or its subcontractors which are engaged in the operation, leasing, management or maintenance of our properties and other expenses directly related to the management of specific properties. For the year ended December 31, 2011, we did not incur any leasing fees to our property manager.

Operating Expenses

We will reimburse our Advisor for its expenses incurred in providing services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and IT costs, subject to the limitation that we cannot reimburse our Advisor for any amount by which our operating expenses in the four immediately preceding fiscal quarters exceed the greater of (i) 2% of our average invested assets or (ii) 25% of our net income, as defined in our Advisory Agreement, unless our independent directors have determined that such excess expenses are justified based on unusual and non-recurring factors that they deem sufficient. We will not reimburse for employee costs in connection with services for which our Advisor receives acquisition fees or disposition fees or for the personnel costs our Advisor pays with respect to persons who serve as our executive officers. For the year ended December 31, 2011, the Advisor incurred operating expenses on our behalf of approximately $132,000. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the Minimum Offering Amount has been sold in the Offering.

Liquidity Stage

Disposition Fee

If our Advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of real property or real estate-related assets sold, our Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. However, our charter limits the maximum amount of the disposition fees payable to the Advisor or its affiliates for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3.0% of the contract sales price. In addition, our charter limits the total amount of brokerage commissions paid to our Advisor, its affiliates and unaffiliated parties in connection with the sale to the lesser of the competitive real estate commission or 6.0% of the contract sales price. For the year ended December 31, 2011, we did not incur any disposition fees.

Convertible Stock

We have issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 of the consolidated financial statements for the terms of the convertible stock.

Policies and Procedures for Transactions with Related Persons

In order to reduce or terminate certain potential conflicts of interests, we have adopted the procedures set forth below.

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for our sponsor or affiliates of our sponsor. Under the Advisory Agreement, our sponsor has agreed that any opportunity identified by our sponsor or its affiliates to invest in an industrial property that is suitable for us and one or more affiliates must first be presented to us for potential investment. Unless our board of directors determines not to proceed with the investment, the investment opportunity must not be presented to any other real estate investment fund, program or joint venture owned, managed or advised by our sponsor or any of its affiliates. Our sponsor or its affiliates are not required to present any such investment opportunity to us during any period in which we do not have sufficient available funds, or a reasonable opportunity of obtaining available funds, with which to make the investment.

Compensation Involving Our Advisor and Its Affiliates

Our independent directors will evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

•	the quality and extent of the services and advice furnished;

•	the amount of fees paid in relation to the size, composition and performance of our investments;

•	the success of our Advisor in generating investment opportunities that meet our investment objectives;

•	rates charged to other externally advised REITs and similar investors by advisors performing similar services; and

•	additional revenues realized by our Advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business.

The independent directors will record these factors in the minutes of the meetings at which they make such evaluations. Our independent directors will not approve the renewal of the Advisory Agreement for another one-year term if they determine that the compensation that we pay to our Advisor and affiliates is not reasonable in relation to the nature and quality of the services performed based upon the factors set forth above. In such circumstances, we would expect our independent directors to negotiate changes to the fees payable to our Advisor and affiliates in connection with the renewal of the Advisory Agreement. If the result of such negotiations were not acceptable to our independent directors, our independent directors could ultimately determine that it is in the best interests of our company and our stockholders to hire a third party to serve as our advisor.

Acquisition, Leases and Sales Involving Affiliates

We will not purchase or lease assets in which our sponsor, our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. In no event may we acquire any such asset at an amount in excess of its current appraised value.

Our charter provides that the consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of our board of directors or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our Advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Mortgage Loans Involving Affiliates

Our charter generally prohibits us from investing in or making mortgage loans, including when the transaction is with our Advisor, or our sponsor, our directors or any of their affiliates, unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any lien or other indebtedness of our sponsor, our Advisor, our directors or any of our affiliates.

Loans and Expense Reimbursements Involving Affiliates

We will not make any loans to our Advisor, our sponsor, our directors or any of their affiliates except mortgage loans for which an appraisal is obtained from an independent appraiser. In addition, we will not borrow from these persons unless a majority of our board of directors, including a majority of the independent directors, approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by our directors or officers, our sponsor, our Advisor or any of their affiliates.

Director Independence

We have a seven-member board of directors. Our charter provides that a majority of the directors must be “independent directors.” Three of our directors, Douglas D. O’Donnell, John D. O’Donnell and Arthur J. Hill, are affiliated with us and we do not consider them to be independent directors. Our four other directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the sponsor or the Advisor by virtue of (i) ownership of an interest in the sponsor, the Advisor or any of their affiliates, other than the company, (ii) employment by the sponsor, the Advisor or any of their affiliates, (iii) service as an officer or director of the sponsor, the Advisor or any of their affiliates, other than as a director of the company, (iv) performance of services, other than as a director, for the company; (v) service as a director or trustee of more than three REITs organized by the sponsor or advised by the Advisor or (vi) maintenance of a material business or professional relationship with the sponsor, the Advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by the director from the sponsor, the Advisor and their affiliates exceeds five percent of either the director’s annual gross income during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the Advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the sponsor, the Advisor, any of their affiliates or the company.

Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, or Deloitte & Touche, has served as our independent auditors since April 2011 and audited our consolidated financial statements as of the year ended December 2011 and for the period from September 2, 2010 (Date of Inception) through December 31, 2010. Deloitte & Touche has been selected as the independent auditors of the company for the current year.

The following table lists the fees for services rendered by our independent auditors for the period from September 2, 2010 (Date of Inception) through December 31, 2010 and the year ended December 31, 2011:

	0000000	0000000
	Year Ended December 31, 2011 (1)	Period Ended December 31, 2010 (1)
Audit fees(2)	$32,625	$9,000

Audit-related fees(3)	—	—

Tax fees(4)	—	—

All other fees(5)	—	—

Total	$32,625	$9,000

(1)

These costs are not recorded in the financial statements of the Company as of December 31, 2011 or 2010 because such costs are not our liability until we receive and accept subscriptions for the Minimum Offering Amount.

(2)

These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by Deloitte & Touche in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

(3)

These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestations services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(4)

These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except these services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

(5)	All other fees relate to fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since October 27, 2010 (the date on which our registration statement on Form S-11 was first filed with the SEC), our audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

All services rendered by Deloitte & Touche for the period from September 2, 2010 through December 31, 2011, were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

0000000
Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Equity for the Year Ended December 31, 2011 and for the Period from September 2, 2010 (Date of Inception) through December 31, 2010	F-4
Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and for the Period from September 2, 2010 (Date of Inception) through December 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

O’Donnell Strategic Industrial REIT, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of O’Donnell Strategic Industrial REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of equity and cash flows for the year ended December 31, 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and its cash flows for the year ended December 31, 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2012

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Cash	$136,216	$202,000
Receivable	65,784	—

Total assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total liabilities	$—	$—
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 34,222 and 22,222 shares issued and outstanding as of December 31, 2011 and 2010, respectively	342	222
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	10	10
Capital in excess of par value	200,648	200,768

Total stockholders’ equity	201,000	201,000
Noncontrolling interest	1,000	1,000

Total equity	202,000	202,000

Total liabilities and equity	$202,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Convertible Stock		Common Stock		Capital in Excess Of Par Value	Total Stockholders’ Equity	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, September 2, 2010	—	$—	—	$—	$—	$—	$—	$—
(Date of Inception) Issuance of common stock and noncontrolling interests	1,000	10	22,222	222	200,768	201,000	1,000	202,000

Balance, December 31, 2010	1,000	10	22,222	222	200,768	201,000	1,000	202,000
Issuance of independent directors’ restricted common stock	—	—	12,000	120	(120)	—	—	—

Balance, December 31, 2011	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2011	For the Period From September 2, 2010 (Date of Inception) Through December 31, 2010
Cash flows from investing activities:
Advance to affiliate	$(65,784)	$—

Net cash used in investing activities	(65,784)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	201,000
Contributions from noncontrolling interest in Operating Partnership	—	1,000

Net cash provided by financing activities	—	202,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,784)	202,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,216	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement, dated April 12, 2011 (the “Advisory Agreement”). On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor, at a purchase price of $9.00 per share for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company as described in Note 3. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 restricted shares of common stock, for a total of 12,000 shares of common stock as described in Note 5. As of December 31, 2011 and 2010, there were 34,222 and 22,222 shares of common stock issued and outstanding, respectively and 1,000 shares of convertible stock issued and outstanding as of both dates.

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

Pursuant to an escrow agreement, dated April 12, 2011, by and among the Company, SC Distributors, LLC (the “Dealer Manager”) and UMB Bank, N.A., as escrow agent, the Company is required to deposit all subscription proceeds from the Offering in escrow until the Company receives subscriptions aggregating at least the Minimum Offering Amount, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. As of December 31, 2011, the Company had not issued any shares of stock in the Offering and had no investor proceeds held in escrow. In addition, the Company had a special escrow account for subscriptions from residents of Pennsylvania and Tennessee, the conditions of which were not satisfied as of December 31, 2011.

The Company has retained SC Distributors, LLC (the “Dealer Manager”) to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of December 31, 2011 and 2010, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 2 —         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and the Operating Partnership. Intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with GAAP, including ASC Topic 810, Consolidation.

As of December 31, 2011, the Company had not begun its principal operations. The accompanying consolidated financial statements do not include the presentation of the statements of income given that there was no such activity during the periods presented.

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

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s undiscounted cash flow and fair value calculations will contain uncertainties because they will require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. The Company is also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from the Company estimates, the impairment evaluation for an individual asset could be materially affected.

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

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company will account for certain purchased real estate-related assets that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with ASC Topic 325, Investments — Other (“ASC 325”). Under ASC 325, the Company will review on a quarterly basis, the projected future cash flows of these investments for changes in assumptions due to prepayments, credit loss experience and other factors. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company will calculate a revised yield based upon the current reference amount of the investment, including any other than temporary impairments recognized to date, and the revised estimate of cash flows. The Company will apply the revised yield prospectively to recognize interest income. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment will be deemed to have occurred. When the Company deems an investment to be other-than temporarily impaired, the Company is required to distinguish between other-than temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Estimating cash flows and determining whether there is other-than-temporary impairment requires the Company to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated payments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses and the timing of income recognized on these securities could materially differ from reported amounts

Fair Value Measurements

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Noncontrolling Interest in Consolidated Real Estate Partnerships

The Company will generally report an unaffiliated partner’s interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will generally be reported separately in the consolidated income statement and consolidated statement of equity. As of December 31, 2011 and 2010, the Company recorded the $1,000 contribution made by the Advisor to the Operating Partnership as noncontrolling interest within the equity section of the consolidated balance sheet.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured, and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.

The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will make estimates of the collectability of its tenant receivables related to base rents, including straight line rentals, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

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

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year in which the Company raises the Minimum Offering Amount. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors expects to authorize and the Company intends to declare daily distributions that will be paid on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the event the Minimum Offering Amount is not sold the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs associated with the Offering. As of December 31, 2011 and 2010, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,560,000 and $1,750,000, respectively. These costs were not recorded in the financial statements of the Company as of December 31, 2011 and 2010 because such costs only become a liability of the Company when the Minimum Offering Amount has been sold, and such costs will only become a liability of the Company to the extent organization and offering costs, including selling commissions and the dealer manager fee, do not exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year in which the Minimum Offering Amount is sold. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

NOTE 3 — STOCKHOLDERS’ EQUITY

General

Under the Company’s charter, the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share, and 100,000,000 shares of preferred stock with a par value of $0.01 per share, each as defined by the charter. The Company’s board of directors is authorized to amend the charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2011 and 2010, the Company had issued 34,222 and 22,222 shares of common stock, respectively.

As of December 31, 2011, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of December 31, 2011 and 2010, no shares of the Company’s preferred stock were issued and outstanding.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notwithstanding the foregoing, after the Company begins disclosing an estimated per share value of the Company’s common stock that is not based upon the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, shares repurchased under the SRP will be repurchased for the lesser of the price paid for the shares by the redeeming stockholder or 95% of the Company’s most recent estimated per share value. The Company will disclose to investors the Company’s estimated per share value, as determined by the Advisor or other firm chosen for that purpose, within 18 months after the completion of the offering stage. The Company currently expects to update its estimated net asset value per share no less frequently than every 12 months thereafter. The Company will consider its offering stage complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Offering or follow-on public offerings, provided that the Company has not filed a registration statement for a follow-on public offering as of such date (for purposes of this definition, the Company does not consider “public offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).

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

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon a 30 days’ written notice to the Company’s stockholders if the Company determines that the funds available to fund the SRP are needed for other business or operational purposes or that amendment, suspension or termination of the SRP is in the best interest of the Company’s stockholders. The SRP will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not repurchase any shares under the SRP for the years ended December 31, 2011 and 2010.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Organizational and Offering Stage

Selling Commission

The Company will pay the Dealer Manager 7.0% of gross offering proceeds from the sale of shares (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of December 31, 2011 and 2010, the Company had not made any payments to the Dealer Manager for selling commissions.

Dealer Manager Fee

The Company will pay the Dealer Manager 2.75% of gross offering proceeds from the sale of shares (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of December 31, 2011 and 2010, the Company had not made any payments to the Dealer Manager for dealer manager fees.

Organization and Offering Expenses

As of December 31, 2011 and 2010, the Advisor and its affiliates had paid approximately $2,560,000 and $1,750,000, respectively, in organization and offering expenses on the Company’s behalf. As of December 31, 2011 and 2010, the Company had not reimbursed the Advisor for organization and offering expenses because such costs only become a liability of the Company when the Minimum Offering Amount has been sold in the Offering and only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Compensation	Determination of Amount

Operational Stage

Acquisition Fees

The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of December 31, 2011 and 2010, the Company had not incurred acquisition fees to the Advisor.

Acquisition Expenses

The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of December 31, 2011 and 2010, the Company had not incurred acquisition expenses to the Advisor.

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

Operating Expenses

Reimbursement of expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which the Advisor receives acquisition fees or disposition fees or for the personnel costs the Advisor pays with respect to persons who serve as the Company’s executive officers. As of December 31, 2011 and 2010, the Advisor had incurred approximately $132,000 and $0, respectively, of operating expenses on behalf of the Company. These costs are not included in the consolidated financial statements of the Company because such costs are not a liability of the Company until the Minimum Offering Amount has been sold in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Compensation	Determination of Amount
Property Management and Leasing Fees

The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of December 31, 2011 and 2010, the Company had not incurred property management and leasing fees to the property manager.

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

Liquidity Stage

Disposition Fees

If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of December 31, 2011 and 2010, the Company had not incurred disposition fees to the Advisor.

Convertible Stock

The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 herein for more information on the terms of the Company’s convertible stock.

As of December 31, 2011, the Company advanced approximately $66,000 to the Advisor. Such advance was non-interest bearing and was remitted to the Company subsequent to December 31, 2011.

NOTE 5 — LONG-TERM INCENTIVE PLAN AND INDEPENDENT DIRECTOR COMPENSATION

The Company adopted an incentive plan that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The long-term incentive plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the long-term incentive plan will have an exercise price or base price that is not less than fair market value of the Company’s common stock on the date of grant.

The Company’s board of directors administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. The Company’s board of directors has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of the long-term incentive plan.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No awards will be granted under either plan if the grant or vesting of the awards would jeopardize the Company’ status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter. Unless otherwise determined by the board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved 300,000 shares for issuance under the long-term incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of the Company’s common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately, and the Company’s board of directors must make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the termination of a participant’s service due to death or disability, or upon the occurrence of a change in control, all outstanding options and stock appreciation rights granted under the long-term incentive plan will become fully exercisable and all time-based vesting restrictions on outstanding awards will lapse as of the date of termination or change in control. Unless otherwise provided in an award certificate or any special plan document governing an award, with respect to outstanding performance-based awards granted under the long-term incentive plan, (1) upon the termination of a participant’s service due to death or disability, the payout opportunities attainable under such awards will vest based on target or actual performance (depending on the time during the performance period in which the date of termination occurs); (2) upon the occurrence of a change in control, the payout opportunities under such awards will vest based on target performance; and (3) in either case, the awards will payout on a pro rata basis, based on the time elapsed prior to the termination or change in control, as the case may be. In addition, the Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board of directors may discriminate among participants or among awards in exercising such discretion.

The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the Company’s board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time, including upon a liquidity event. The expiration or other termination of the long-term incentive plan will have no adverse impact on any award previously granted under the long-term incentive plan.

The Company’s board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award previously granted and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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

NOTE 9 — SUBSEQUENT EVENTS

Status of the Offering

As of March 30, 2012, the Company had received no subscription proceeds, and therefore, had not sold the Minimum Offering Amount required to satisfy the conditions of its escrow account. As of March 30, 2012, the Company had approximately 110,526,316 shares of common stock remaining in the Offering.

Potential Real Estate Acquisitions

Louisiana Property

On February 23, 2012, the Company, through OD FDX Louisiana, LLC (“OD FDX Louisiana”), a wholly owned subsidiary of the Operating Partnership, entered into an agreement with O’Donnell Acquisitions, LLC, an affiliated entity of the Company (“O’Donnell Acquisitions”), as the assignor, to assume all of O’Donnell Acquisitions’ rights, title and interest in an Agreement of Purchase and Sale and Joint Escrow Instructions, dated November 21, 2011 (the “Louisiana Property Purchase and Sale Agreement”), with Cajun FXF, LLC, as the seller, which is not affiliated with the Company, the Advisor or affiliates, for the purchase of the seller’s 100% interest in an approximately 27,560 square foot build-to-suit industrial warehouse, located in the City of Scott, Parish of Lafayette, Louisiana (the “Louisiana Property”). The terms of the Louisiana Property Purchase and Sale Agreement provide for a purchase price of $7,950,000, plus closing costs and a non-refundable payment to seller of $100. Although the Company believes that the acquisition of the Louisiana Property is a potential acquisition, there can be no assurance that the acquisition will be consummated. OD FDX Louisiana was formed on February 16, 2012 to acquire and own the Louisiana Property.

Massachusetts Property

On February 23, 2012, the Company, through OD FDX Massachusetts, LLC (“OD FDX Massachusetts”), a wholly owned subsidiary of the Operating Partnership, entered into an agreement with O’Donnell Acquisitions, as the assignor, to assume all of its rights, title and interest in an Agreement of Purchase and Sale and Joint Escrow Instructions, dated November 21, 2011 (the “Massachusetts Property Purchase and Sale Agreement”, and together with the Louisiana Property Purchase and Sale Agreement, the “Purchase and Sale Agreements”), with Hillside FXF, LLC, as the seller, which is not affiliated with the Company, the Advisor or affiliates, for the purchase of the seller’s 100% interest in an approximately 31,551 square foot build-to-suit industrial warehouse, located in Northborough, Massachusetts (the “Massachusetts Property”). The terms of the Massachusetts Property Purchase and Sale Agreement provide for a purchase price of $15,250,000, plus closing costs and a non-refundable payment to seller of $100. Although the Company believes that the acquisition of the Massachusetts Property is a potential acquisition, there can be no assurance that the acquisition will be consummated. OD FDX Massachusetts was formed on February 16, 2012 to acquire and own the Massachusetts Property.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumption of Promissory Notes

In connection with the assumption of the Purchase and Sale Agreements, on February 23, 2012, OD FDX Louisiana and OD FDX Massachusetts entered into assignment and assumption agreements with O’Donnell Acquisitions to assume all of O’Donnell Acquisitions’ rights in and obligations under two promissory notes, each in the principal amount of $100,100, payable to JDO Family Limited Partnership, an affiliate of the Advisor. Each of the notes has an annual interest rate of 5% (not compounded) and is payable in full upon the earlier of (i) OD FDX Louisiana’s and OD FDX Massachusetts’s acquisition of the Louisiana Property and the Massachusetts Property, as applicable, (ii) within three (3) business days after the termination of the Louisiana Property Purchase and Sale Agreement or the Massachusetts Property Purchase and Sale Agreement, as applicable, or (iii) December 31, 2014. Each note also provides for a late charge equal to 5% of any payment that is not made within ten (10) days after the due date thereof.

OD FDX Louisiana and OD FDX Massachusetts each will use proceeds from each note for the payment of the initial money deposit of $100,100 for each respective property, which deposit would be applied toward payment of the purchase price upon completion of the acquisition of the respective property, or refunded if the completion of the respective acquisition fails to occur, as explained in more detail above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2012.

O’Donnell Strategic Industrial REIT, Inc.

By:	/s/ DOUGLAS D. O’DONNELL
Name:	Douglas D. O’Donnell
Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS D. O’DONNELL Douglas D. O’Donnell	Chief Executive Officer and President (Principal Executive Officer)	March 30, 2012

/S/ CHRISTOPHER S. CAMERON Christopher S. Cameron	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 30, 2012

/S/ JOHN D. O’DONNELL John D. O’Donnell	Director	March 30, 2012

/S/ ARTHUR J. HILL Arthur J. Hill	Director	March 30, 2012

/S/ JOHN R. HOUTEN John R. Houten	Director	March 30, 2012

/S/ ARIA MEHRABI Aria Mehrabi	Director	March 30, 2012

/S/ GARY A. PICKETT Gary A. Pickett	Director	March 30, 2012

/S/ JOHN L. PRIVETT John L. Privett	Director	March 30, 2012

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not filed registered securities pursuant to Section 12 of the Act.

No proxy material or annual report has been sent to the Company’s stockholders.

EXHIBIT

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

10.1	Escrow Agreement by and among O’Donnell Strategic Industrial REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.2	Advisory Agreement among O’Donnell Strategic Industrial REIT, Inc., O’Donnell Strategic Industrial REIT Operating Partnership, LP, O’Donnell Strategic Industrial Advisors, LLC and O’Donnell REIT Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.3	Limited Partnership Agreement of O’Donnell Strategic Industrial REIT Operating Partnership, LP (included as Exhibit 10.3 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.4	Dealer Manager Agreement by and among O’Donnell Strategic Industrial REIT, Inc., O’Donnell Strategic Industrial REIT Operating Partnership, LP, and SC Distributors, LLC (included as Exhibit 10.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.5*	Agreement of Purchase and Sale and Joint Escrow Instructions, dated November 21, 2011, by and between O’Donnell Acquisitions, LLC and Cajun FXF, LLC.

10.6*	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between O’Donnell Acquisitions, LLC and Hillside FXF, LLC, dated November 21, 2011.

10.7*	Promissory Note (Louisiana Property), dated November 21, 2011, made by O’Donnell Acquisitions, LLC.

10.8*	Promissory Note (Massachusetts Property), dated November 21, 2011, made by O’Donnell Acquisitions.

10.9*	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of January 12, 2011, by and between O’Donnell Acquisitions, LLC and Cajun FXF, LLC.

10.10*	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of January 12, 2011, by and between O’Donnell Acquisitions, LLC and Hillside FXF, LLC.

10.11*	Assignment of Agreement for Purchase and Sale, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC and OD FDX Massachusetts, LLC.

10.12*	Assignment of Agreement for Purchase and Sale, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC and OD FDX Louisiana, LLC.

10.13*	Assignment and Assumption of LA Property Note, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC, OD FDX Louisiana, LLC and JDO Family Limited Partnership.

10.14*	Assignment and Assumption of MA Property Note, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC, OD FDX Massachusetts, LLC and JDO Family Limited Partnership.

21.1*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**    In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***  XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.