Form 10-Q
period 2012-03-31
O'Donnell Strategic Industrial REIT, Inc.
filed 2012-05-15
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 34,222 shares of common stock, par value $0.01, of O’Donnell Strategic Industrial REIT, Inc. outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2012 have been prepared by O’Donnell Strategic Industrial REIT, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements, and the notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The information furnished in our accompanying condensed consolidated unaudited balance sheets, condensed consolidated unaudited statement of equity and condensed consolidated unaudited statements of cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2012.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
Cash	$202,000	$136,216
Receivable	—	65,784

Total assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total liabilities	$—	$—
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 34,222 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	342	342
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	10	10
Capital in excess of par value	200,648	200,648

Total stockholders’ equity	201,000	201,000
Noncontrolling interest	1,000	1,000

Total equity	202,000	202,000

Total liabilities and equity	$202,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF EQUITY

					Capital in Excess	Total
	Convertible Stock		Common Stock		Of Par	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Value	Equity	Interests	Equity
Balance, January 1, 2012	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000
Issuance of common stock and noncontrolling interests	—	—	—	—	—	—	—	—

Balance, March 31, 2012	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from investing activities:
Advance to affiliate	$—	$—
Repayment of advance to affiliate	65,784

Net cash provided by investing activities	65,784	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,784	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,216	202,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement, dated April 12, 2011 (the “Advisory Agreement”). On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor, at a purchase price of $9.00 per share for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company as described in Note 3. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock as described in Note 5. As of March 31, 2012 and December 31, 2011, there were 34,222 shares of common stock issued and outstanding and 1,000 shares of convertible stock issued and outstanding as of both dates.

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

Pursuant to the escrow agreement, dated April 12, 2011, by and among the Company, SC Distributors, LLC (the “Dealer Manager”) and UMB Bank, N.A., as escrow agent, the Company is required to deposit all subscription proceeds from the Offering in escrow until the Company receives subscriptions aggregating at least the Minimum Offering Amount, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. As of March 31, 2012, the Company had not issued any shares of stock in the Offering and had no investor proceeds held in escrow. In addition, the Company had a special escrow account for subscriptions from residents of Pennsylvania and Tennessee for higher minimum offering amounts, the conditions of which were not satisfied as of March 31, 2012.

The Company has retained SC Distributors, LLC to serve as the dealer manager of the Offering pursuant to a Dealer Manager Agreement dated June 13, 2011. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of March 31, 2012, the Company, through two separate wholly owned subsidiaries of the Operating Partnership had contracted to purchase two properties, as described in Note 7. The Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the Operating Partnership will invest.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and the Operating Partnership. All Intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with GAAP, including the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”).

As of March 31, 2012, the Company had not begun its principal operations. The accompanying condensed consolidated unaudited financial statements do not include the presentation of the statements of income given that there was no such activity during the periods presented.

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

Concentration of Credit Risk

As of March 31, 2012, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

In accordance with ASC Topic 805, Business Combinations, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases. Acquisition costs will be expensed as incurred.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

Noncontrolling Interest in Consolidated Real Estate Partnerships

The Company will generally report an unaffiliated partner’s interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will generally be reported separately in the consolidated income statement and consolidated statement of equity. As of March 31, 2012 and December 31, 2011, the Company recorded the $1,000 contribution made by the Advisor to the Operating Partnership as a noncontrolling interest within the equity section of the consolidated balance sheet.

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

In the event the Minimum Offering Amount is not sold the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs associated with the Offering. As of March 31, 2012 and December 31, 2011, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,600,000 and $2,560,000, respectively. These costs were not recorded in the financial statements of the Company as of March 31, 2012 and December 31, 2011 because such costs only become a liability of the Company when the Minimum Offering Amount has been sold, and such costs will only become a liability of the Company to the extent organization and offering costs, including selling commissions and the dealer manager fee, do not exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year in which the Minimum Offering Amount is sold. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of each of March 31, 2012 and December 31, 2011, the Company had issued 34,222 shares of common stock.

As of March 31, 2012, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of March 31, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon a 30 days’ written notice to the Company’s stockholders if the Company determines that the funds available to fund the SRP are needed for other business or operational purposes or that amendment, suspension or termination of the SRP is in the best interest of the Company’s stockholders. The SRP will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not repurchase any shares under the SRP during the periods presented.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Selling commission	The Company will pay the Dealer Manager 7.0% of gross offering proceeds from the sale of shares (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of March 31, 2012 and December 31, 2011, the Company had not made any payments to the Dealer Manager for selling commissions.

Dealer Manager Fee	The Company will pay the Dealer Manager 2.75% of gross offering proceeds from the sale of shares (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of March 31, 2012 and December 31, 2011, the Company had not made any payments to the Dealer Manager for dealer manager fees.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

Type of Compensation	Determination of Amount

Organization and Offering Expenses

As of March 31, 2012 and December 31, 2011, the Advisor and its affiliates had paid approximately $2,600,000 and $2,560,000, respectively, in organization and offering expenses on the Company’s behalf. As of March 31, 2012 and December 31, 2011, the Company had not reimbursed the Advisor for organization and offering expenses because such costs would only become a liability of the Company when the Minimum Offering Amount has been sold in the Offering and only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds.

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

Operational Stage

Acquisition Fees	The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of each of March 31, 2012 and December 31, 2011, the Company had not incurred acquisition fees to the Advisor.

Acquisition Expenses	The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of each of March 31, 2012 and December 31, 2011, the Company had not incurred acquisition expenses to the Advisor.

Asset Management Fees	The Company will pay the Advisor a monthly fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets it acquires. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. This fee will be payable monthly in arrears, based on assets held by the Company on the last day of such prior month. The Advisor has agreed to defer some or all of the asset management fees when the Company’s distribution payout ratio, which is its distribution rate per share divided by its modified funds from operations, or MFFO, per share, is 100% or greater. The amount of the asset management fees deferred in a particular period will be equal to the amount by which distributions exceed MFFO. If the Company’s distribution payout ratio is less than 100%, the excess MFFO will be used to repay any previously deferred asset management fees. The Company defines MFFO, a non-GAAP measure, consistent with the Investment Program Association; (“IPA”) Practice Guidelines. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that the Company adopts in the Company’s periodic reports filed with the SEC, MFFO may have the meaning of such different definition.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

Type of Compensation	Determination of Amount

Operating Expenses	Reimbursement of expenses incurred in providing services to the Company, including the Company’s allocable share of Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which Advisor receives acquisition fees or disposition fees or for the personnel costs the Advisor pays with respect to persons who serve as the Company’s executive officers. As of March 31, 2012 and December 31, 2011, the Advisor had incurred approximately $260,000 and $132,000, respectively, of operating expenses on behalf of the Company. These costs are not included in the consolidated unaudited financial statements of the Company because such costs would not be a liability of the Company until the Minimum Offering Amount has been sold in the Offering.

Property Management and Leasing Fees

The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of each of March 31, 2012 and December 31, 2011, the Company had not incurred property management and leasing fees to the property manager.

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

Liquidity Stage

Disposition Fees	If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of each of March 31, 2012 and December 31, 2011, the Company had not incurred disposition fees to the Advisor.

Convertible Stock	The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 for more information on the terms of the Company’s convertible stock.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

No awards will be granted under either plan if the grant or vesting of the awards would jeopardize the Company’ status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter. Unless otherwise determined by the board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Potential Real Estate Acquisitions

Louisiana Property

On February 23, 2012, the Company, through OD FDX Louisiana, LLC (“OD FDX Louisiana”), a wholly owned subsidiary of the Operating Partnership, entered into an agreement with O’Donnell Acquisitions, LLC, an affiliated entity of the Company (“O’Donnell Acquisitions”), as the assignor, to assume all of O’Donnell Acquisitions’ rights, title and interest in an Agreement of Purchase and Sale and Joint Escrow Instructions, dated November 21, 2011 (the “Louisiana Property Purchase and Sale Agreement”), with Cajun FXF, LLC, as the seller, which is not affiliated with the Company, the Advisor or affiliates, for the purchase of the seller’s 100% interest in an approximately 27,560 square foot build-to-suit industrial warehouse, located in the City of Scott, Parish of Lafayette, Louisiana (the “Louisiana Property”). The terms of the Louisiana Property Purchase and Sale Agreement provide for a purchase price of $7,950,000, plus closing costs and a non-refundable payment to seller of $100. Although the Company believes that the acquisition of the Louisiana Property is a potential acquisition , there can be no assurance that the acquisition will be consummated. OD FDX Louisiana was formed on February 16, 2012 to acquire and own the Louisiana Property.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

The rights and obligations of OD FDX Massachusetts and OD FDX Louisiana related to the two promissory notes and $100,100 initial money deposit are each contingent upon completion of the acquisition of the respective property.

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

NOTE 8 — SUBSEQUENT EVENT

Status of the Offering

As of May 11, 2012, the Company had subscriptions for approximately 1,000 shares of our common stock for gross proceeds of approximately $10,000. Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in escrow until it receives subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to O’Donnell Strategic Industrial REIT, Inc.

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

Overview

We are a newly formed company and have no operating history. We are offering for sale to the public (the “Offering”) on a “best efforts basis” a minimum of $2,000,000 in shares of our common stock, and a maximum of $1,000,000,000 in shares of our common stock. We are also offering up to $100,000,000 in shares of our common stock pursuant to our distribution reinvestment plan. Our Registration Statement on Form S-11was declared effective by the Securities and Exchange Commission (the “SEC”) on August 15, 2011. As of March 31, 2012, we had received no subscriptions for shares of common stock in the Offering.

We are dependent upon proceeds received from our Offering to conduct our proposed activities. The capital required to purchase our investments will be obtained from the Offering and from any indebtedness that we may incur in connection with an investment or thereafter. We were initially capitalized with $202,000, $200,000 of which was contributed by O’Donnell Strategic Industrial Advisors, LLC, our affiliated advisor, on October 11, 2010 in exchange for 22,222 shares of our common stock, and $1,000 of which was contributed by our advisor on October 11, 2010 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in O’Donnell Strategic Industrial REIT Operating Partnership, LP, our operating partnership, in exchange for its limited partnership interests. As of March 31, 2012, we had entered into agreements to acquire two properties, as described in Note 7 to our condensed consolidated unaudited financial statements accompanying this quarterly report on Form 10-Q.

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

A complete description of such policies and our considerations as of December 31, 2011 is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Qualifications as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code beginning with the taxable year in which we raise the Minimum Offering Amount. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Results of Operations

As of March 31, 2012, we had not commenced any principal operations.

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

Contractual Obligations

As of March 31, 2012, we had no material contractual obligations.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Arrangements

We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor and its affiliates for acquisition expenses and fees, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 4 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion.

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

Subsequent Events

For a discussion of subsequent events, refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15(d)-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2012.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us after they have held them for at least one year, subject to certain conditions and limitations.

During the three months ended March 31, 2012, we did not repurchase shares of common stock under the share repurchase program.

Use of Public Offering Proceeds

On October 11, 2010, we issued 22,222 shares of common stock to our Advisor, at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, our Advisor invested $1,000 in us in exchange for 1,000 shares of convertible stock. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock, as described in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. As of March 31, 2012 and December 31, 2011, there were 34,222 shares of common stock issued and outstanding and 1,000 shares of convertible stock issued and outstanding as of both dates.

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

As of March 31, 2012, we had not yet accepted subscriptions for shares of our common stock in the Offering, and had not issued any shares of common stock in the Offering. Pursuant to the terms of the Offering, we are required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee, which have a higher escrow threshold. Any shares purchased by our directors, officers, the advisor or their respective affiliates will not be counted in calculating the minimum offering amount. In connection with the Offering, as of March 31, 2012, we had not incurred any dealer manager fees, selling commissions or due diligence expense reimbursements as we had not satisfied the conditions of our escrow agreement. As of March 31, 2012, we incurred organization and offering expenses of approximately $2,600,000. The organization and offering expenses are not included in the accompanying condensed consolidated unaudited financial statements because such expenses are not our liability until we receive the subscriptions for the minimum offering amount.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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
Christopher S. Cameron
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.3	Form of Multi-Product Subscription Agreement (included as Appendix D in the Registration Statement on Form S-11 filed on May 14, 2012, and incorporated herein by reference).

10.1	Assignment of Agreement for Purchase and Sale, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC and OD FDX Massachusetts, LLC (included as Exhibit 10.11 in the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.2	Assignment of Agreement for Purchase and Sale, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC and OD FDX Louisiana, LLC (included as Exhibit 10.12 in the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.3	Assignment and Assumption of LA Property Note, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC, OD FDX Louisiana, LLC and JDO Family Limited Partnership (included as Exhibit 10.13 in the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.4	Assignment and Assumption of MA Property Note, dated February 23, 2012, by and between O’Donnell Acquisitions, LLC, OD FDX Massachusetts, LLC and JDO Family Limited Partnership (included as Exhibit 10.14 in the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 (unaudited);(iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Unaudited Financial Statements tagged as blocks of text (included with this filing).

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under that sections.