Form 10-Q
period 2012-06-30
O'Donnell Strategic Industrial REIT, Inc.
filed 2012-08-14
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 267,235 shares of common stock, par value $0.01, of O’Donnell Strategic Industrial REIT, Inc. outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and during the six months ended June 30, 2012 have been prepared by O’Donnell Strategic Industrial REIT, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements, and the notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Cash	$202,000	$136,216
Receivable	—	65,784

Total assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total liabilities	$—	$—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 34,222 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	342	342
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	10	10
Capital in excess of par value	200,648	200,648

Total stockholders’ equity	201,000	201,000
Noncontrolling interest	1,000	1,000

Total equity	202,000	202,000

Total liabilities and equity	$202,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF EQUITY

					Capital in Excess	Total
	Convertible Stock		Common Stock		Of Par	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Value	Equity	Interests	Equity
Balance, January 1, 2012	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000
Issuance of common stock and noncontrolling interests	—	—	—	—	—	—	—	—

Balance, June 30, 2012	1,000	$10	34,222	$342	$200,648	$201,000	$1,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from investing activities:
Advance to affiliate	$—	$—
Repayment of advance to affiliate	65,784	—

Net cash provided by investing activities	65,784	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,784	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,216	202,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,000	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement, dated April 12, 2011 (the “Advisory Agreement”). On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor, at a purchase price of $9.00 per share for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company as described in Note 3. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock as described in Note 5. As of each of June 30, 2012 and December 31, 2011, there were 34,222 shares of common stock issued and outstanding and 1,000 shares of convertible stock issued and outstanding.

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

Pursuant to the escrow agreement, dated April 12, 2011, by and among the Company, SC Distributors, LLC (the “Dealer Manager”) and UMB Bank, N.A., as escrow agent, the Company is required to deposit all subscription proceeds from the Offering in escrow until the Company receives subscriptions aggregating at least the Minimum Offering Amount, excluding subscriptions from residents of Pennsylvania and Tennessee. As of June 30, 2012, the Company had not issued any shares of stock in the Offering and had no investor proceeds held in escrow. In addition, the Company had a special escrow account for subscriptions from residents of Pennsylvania and Tennessee for higher minimum offering amounts, the conditions of which were not satisfied as of June 30, 2012.

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

As of June 30, 2012, the Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the Operating Partnership will invest.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

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

As of June 30, 2012, the Company had not begun its principal operations. The accompanying condensed consolidated unaudited financial statements do not include the presentation of the statements of income given that there was no such activity during the periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents. The Company limits cash investments to financial institutions that the board of directors has determined are creditworthy; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.

Concentration of Credit Risk

As of June 30, 2012, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

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

June 30, 2012

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

June 30, 2012

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

Marketable Real Estate-Related Assets

The Company will classify certain real estate-related assets in accordance with ASC Topic 320, Investments — Debt and Equity Securities. The Company will record available-for-sale investments at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholders’ equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such investments. If the Company is unable to obtain prices for its investments from third parties, or conclude that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement that is consistent with ASC Topic 820, Fair Value Measurements. Generally, changes in the fair value of available-for-sale investments will not affect reported earnings or cash flows, but will impact stockholders’ equity and, accordingly, book value per share. Upon the sale of an investment, the Company will reverse the unrealized gain (loss) from accumulated comprehensive income and record the realized gain (loss) to earnings. Investments classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the effective interest method.

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

June 30, 2012

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

June 30, 2012

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

Noncontrolling Interest in Consolidated Real Estate Partnerships

The Company will generally report an unaffiliated partner’s interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will generally be reported separately in the consolidated income statement and consolidated statement of equity. As of June 30, 2012 and December 31, 2011, the Company recorded the $1,000 contribution made by the Advisor to the Operating Partnership as a noncontrolling interest within the equity section of the consolidated balance sheet.

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

June 30, 2012

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

June 30, 2012

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

In the event the Minimum Offering Amount is not sold the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs associated with the Offering. As of June 30, 2012 and December 31, 2011, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,800,000 and $2,560,000, respectively. These costs were not recorded in the financial statements of the Company as of June 30, 2012 and December 31, 2011 because such costs only become a liability of the Company when the Minimum Offering Amount has been sold, and such costs will only become a liability of the Company to the extent organization and offering costs, including selling commissions and the dealer manager fee, do not exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

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

June 30, 2012

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

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of each of June 30, 2012 and December 31, 2011, the Company had issued 34,222 shares of common stock.

As of June 30, 2012, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of June 30, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

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

There are numerous restrictions on a stockholder’s ability to sell its shares to the Company under the SRP. The Company may not repurchase shares until they have been outstanding for one year; provided, however, that the Company may waive the one year holding requirement in certain circumstances, as described below. In addition, the Company has limited the number of shares repurchased pursuant to the SRP as follows: (1) during any calendar year, the Company would not repurchase in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) funding for the repurchase of shares would come exclusively from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors. In addition, the Company’s directors, officers and their affiliates may not redeem any shares until the Company has raised $100,000,000 in offering proceeds in the primary offering. Furthermore, any redemption requests from the Company’s directors, officers and their affiliates will only be accepted (1) on the last business day of a calendar year; (2) after all other stockholders’ redemption requests for such quarter have been accepted; and (3) if such redemptions do not cause total redemptions to exceed 2.5% of the Company’s total net asset value as of the end of the immediately preceding quarter. The Advisor or any other affiliate of the Company’s sponsor that holds the initial investment may not sell its initial investment while the sponsor remains the Company’s sponsor, but may transfer its initial investment to other affiliates of the Company’s sponsor.

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

June 30, 2012

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

June 30, 2012

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

Organizational and Offering Stage

Selling commission
The Company will pay the Dealer Manager 7.0% of gross offering proceeds from the sale of shares (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of June 30, 2012 and December 31, 2011, the Company had not made any payments to the Dealer Manager for selling commissions.

Dealer Manager Fee
The Company will pay the Dealer Manager 2.75% of gross offering proceeds from the sale of shares (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of June 30, 2012 and December 31, 2011, the Company had not made any payments to the Dealer Manager for dealer manager fees.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

Type of Compensation	Determination of Amount

Organization and Offering Expenses

As of June 30, 2012 and December 31, 2011, the Advisor and its affiliates had paid approximately $2,800,000 and $2,560,000, respectively, in organization and offering expenses on the Company’s behalf. As of June 30, 2012 and December 31, 2011, the Company had not reimbursed the Advisor for organization and offering expenses because such costs would only become a liability of the Company when the Minimum Offering Amount has been sold in the Offering and only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds.

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

Operational Stage

Acquisition Fees
The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of each of June 30, 2012 and December 31, 2011, the Company had not incurred acquisition fees to the Advisor.

Acquisition Expenses
The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of each of June 30, 2012 and December 31, 2011, the Company had not incurred acquisition expenses to the Advisor.

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

June 30, 2012

Type of Compensation	Determination of Amount

Operating Expenses
Reimbursement of expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which the Advisor receives acquisition fees or disposition fees or for the personnel costs the Advisor pays with respect to persons who serve as the Company’s executive officers. As of June 30, 2012 and December 31, 2011, the Advisor had incurred approximately $357,000 and $132,000, respectively, of operating expenses on behalf of the Company. These costs are not included in the consolidated unaudited financial statements of the Company because such costs would not be a liability of the Company until the Minimum Offering Amount has been sold in the Offering.

Property Management and Leasing Fees

The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of each of June 30, 2012 and December 31, 2011, the Company had not incurred property management and leasing fees to the property manager.

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

Liquidity Stage

Disposition Fees
If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of each of June 30, 2012 and December 31, 2011, the Company had not incurred disposition fees to the Advisor.

Convertible Stock
The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 for more information on the terms of the Company’s convertible stock.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

NOTE 5 — LONG-TERM INCENTIVE PLAN AND INDEPENDENT DIRECTOR COMPENSATION

The Company adopted an incentive plan that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The long-term incentive plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the long-term incentive plan will have an exercise price or base price that is not less than the fair market value of the Company’s common stock on the date of grant.

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

June 30, 2012

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

June 30, 2012

NOTE 8 — SUBSEQUENT EVENT

Amendment to Escrow Agreement

On July 27, 2012, the Company, the Dealer Manager and UMB Bank, N.A. entered into an amendment (the “Amendment”) to that certain Escrow Agreement, dated June 6, 2011 (the “Escrow Agreement”). The Amendment amends and restates Section 3(a) of the Escrow Agreement to provide that subscription proceeds received from the Company’s executive officers and directors, the Advisor, and any of the Company’s or the Advisor’s affiliates be included towards the minimum of $2,000,000 of shares of Company’s common stock required to release funds from the escrow account.

Status of the Offering

As of August 10, 2012, the Company had subscriptions for 267,235 shares of its common stock for gross proceeds of approximately $2,200,000. Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow until it received subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee. On August 8, 2012, the Advisor purchased $1,945,069 in shares of the Company’s common stock at a purchase price of $9.025 per share. Accordingly, as of August 8, the Company had satisfied these conditions of its escrow agreement.

Additionally, as the Company has now reached the Minimum Offering Amount, the operating expenses incurred by the Advisor of approximately $357,000, on behalf of the Company, will now be considered a liability of the Company (as discussed in Note 4 herein).

Awards of Restricted Stock

On July 6, 2012, the Company awarded an aggregate of 12,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company.

Declaration of Distributions

On August 9, 2012, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of the Company’s first property acquisition and ending on November 30, 2012.

The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001775956 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. The distributions for each record date in the August 2012, September 2012, October 2012 and November 2012 periods would be paid in September 2012, October 2012, November 2012 and December 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Renewal of Advisory Agreement

On August 9, 2012, the Company, along with O’Donnell Strategic Industrial REIT Operating Partnership, LP (the “Operating Partnership”), O’Donnell Strategic Industrial Advisors, LLC (the “Advisor”), and O’Donnell REIT Advisors, LLC (the “Sponsor”) executed a mutual consent to renew that certain Advisory Agreement by and among the Company, the Operating Partnership, the Advisor and, solely in connection with the obligations set forth in Section 12.03, the Sponsor, dated June 6, 2011 (the “Advisory Agreement”). As a result of the renewal, the Advisory Agreement was extended through August 9, 2013.

Amendment to Share Repurchase Program

On July 27, 2012, the board of directors of the Company approved an amendment (the “Amended and Restated Share Repurchase Program”) to the Company’s Share Repurchase Program (the “Share Repurchase Program”). The Amended and Restated Share Repurchase Program subjects the Company’s directors, officers and their affiliates to the redemption limitations previously described in the Share Repurchase Program, and further provides that the Company’s directors, officers and their affiliates may not redeem any shares of the Company until the Company has raised $100,000,000 in offering proceeds in the Company’s primary offering. In addition, any redemption requests made by the Company’s directors, officers and their affiliates will only be accepted (1) on the last business day of a calendar quarter, (2) after all other stockholders’ redemption requests for such quarter have been accepted, and (3) if such redemptions do not cause total redemptions to exceed 2.5% of the Company’s total net asset value as of the end of the immediately preceding quarter. The Advisor or any other affiliate of the Company’s sponsor that holds the initial investment in the Company may not sell its initial investment while the Company’s sponsor remains as such, but may transfer its initial investment to other affiliates of the Company’s’ sponsor.

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

Overview

We are a newly formed company and have no operating history. We are offering for sale to the public (the “Offering”) on a “best efforts basis” a minimum of $2,000,000 in shares of our common stock, and a maximum of $1,000,000,000 in shares of our common stock. We are also offering up to $100,000,000 in shares of our common stock pursuant to our distribution reinvestment plan. Our Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”) on August 15, 2011. As of June 30, 2012, we had received no subscriptions for shares of common stock in the Offering.

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

A complete description of such policies and our considerations as of December 31, 2011 is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

As of June 30, 2012, we had not commenced any principal operations.

Liquidity and Capital Resources

We will not sell any shares in this Offering unless we raise the Minimum Offering Amount in gross offering. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

Contractual Obligations

As of June 30, 2012, we had no material contractual obligations.

Off Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15(d)-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item  1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2012.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us after they have held them for at least one year, subject to certain conditions and limitations.

During the three months ended June 30, 2012, we did not repurchase shares of common stock under the share repurchase program.

Use of Public Offering Proceeds

On October 11, 2010, we issued 22,222 shares of common stock to our Advisor, at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, our Advisor invested $1,000 in us in exchange for 1,000 shares of convertible stock. On April 12, 2011, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our independent directors received 3,000 shares of restricted common stock, for a total of 12,000 shares of common stock, as described in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. As of June 30, 2012 and December 31, 2011, there were 34,222 shares of common stock issued and outstanding and 1,000 shares of convertible stock issued and outstanding as of both dates.

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

As of June 30, 2012, we had not yet accepted subscriptions for shares of our common stock in the Offering, and had not issued any shares of common stock in the Offering. Pursuant to the terms of the Offering, we are required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee, which have a higher escrow threshold. Any shares purchased by our directors, officers, the advisor or their respective affiliates will be counted in calculating the minimum offering amount. In connection with the Offering, as of June 30, 2012, we had not incurred any dealer manager fees, selling commissions or due diligence expense reimbursements as we had not satisfied the conditions of our escrow agreement as of such date. As of June 30, 2012, we incurred organization and offering expenses of approximately $2,800,000. The organization and offering expenses are not included in the accompanying condensed consolidated unaudited financial statements because such expenses are not our liability until we receive the subscriptions for the minimum offering amount.

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
Christopher S. Cameron
Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Prospectus filed on May 16, 2012, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.3	Form of Multi-Product Subscription Agreement (included as Appendix D in the Prospectus filed on May 16, 2012, and incorporated herein by reference).

10.1	Amendment to Escrow Agreement dated July 27, 2012, by and among O’Donnell Strategic Industrial REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2012, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 (unaudited);(iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Unaudited Financial Statements tagged as blocks of text (included with this filing).

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under these sections.