Form 10-Q
period 2012-09-30
O'Donnell Strategic Industrial REIT, Inc.
filed 2012-11-14
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 284,235 shares of common stock, par value $0.01, of O’Donnell Strategic Industrial REIT, Inc. outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and during the nine months ended September 30, 2012 have been prepared by O’Donnell Strategic Industrial REIT, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements, and the notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The information furnished in our accompanying condensed consolidated unaudited balance sheets, condensed consolidated unaudited statements of operations, condensed consolidated unaudited statement of equity and condensed consolidated unaudited statements of cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,213,168	$136,216
Receivable	—	65,784
Real estate deposit	50,000	—

Total assets	$2,263,168	$202,000

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$37,590	$—
Due to affiliates	485,833	—

Total liabilities	523,423	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	10	10
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 269,235 and 34,222 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,692	342
Capital in excess of par value	2,219,130	200,648
Accumulated deficit	(483,087)	—

Total stockholders’ equity	1,738,745	201,000
Noncontrolling interests	1,000	1,000

Total equity	1,739,745	202,000

Total liabilities and equity	$2,263,168	$202,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expenses:
General and administrative expenses	$483,449	$—	$483,449	$—

Operating loss	(483,449)	—	(483,449)	—

Other income:
Interest and other income	362	—	362	—

Total other income	362	—	362	—

Net loss	$(483,087)	$—	$(483,087)	$—

Weighted average number of common shares outstanding:
Basic and diluted	155,686	22,222	67,911	22,222

Net loss per common share:
Basic and diluted	$(3.10)	$—	$(7.11)	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Stock		Common Stock		Capital in Excess Of Par	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Equity
Balance, January 1, 2012	1,000	$10	34,222	$342	$200,648	$—	$201,000

Issuance of common stock	—	—	223,013	2,230	2,017,770	—	2,020,000

Issuance of independent directors’ restricted common stock	—	—	12,000	120	(120)	—	—

Noncash amortization of share-based compensation	—	—	—	—	7,427	—	7,427

Commissions on stock sales and related dealer manager fees	—	—	—	—	(6,595)	—	(6,595)

Net loss	—	—	—	—	—	(483,087)	(483,087)

Balance, September 30, 2012	1,000	$10	269,235	$2,692	$2,219,130	$(483,087)	$1,738,745

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(483,087)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of share-based compensation awards	7,427	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	37,590	—
Due to affiliates	435,833	—

Net cash used in operating activities	(2,237)	—

Cash flows from investing activities:
Repayment of advance to affiliate	65,784	—

Net cash provided by investing activities	65,784	—

Cash flows from financing activities:
Proceeds from issuance of common stock	2,020,000	—
Offering costs on issuance of common stock	(6,595)	—

Net cash provided by financing activities	2,013,405	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,076,952	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,216	202,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,213,168	$202,000

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING ACTIVITY:
Deposit for potential acquisition paid by an affiliate on the company’s behalf	$50,000	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 — ORGANIZATION AND BUSINESS

O’Donnell Strategic Industrial REIT, Inc. (the “Company”) was formed on September 2, 2010 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Substantially all of the Company’s business is expected to be conducted through the Company’s operating partnership, O’Donnell Strategic Industrial REIT Operating Partnership, LP (the “Operating Partnership”), formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”) formed on August 5, 2010, is the Operating Partnership’s sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of the Operating Partnership. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”), which has a term of one year and is reconsidered on an annual basis by the board of directors of the Company. The Advisor will also source and present investment opportunities to the Company’s board of directors and provide investment management, marketing, investor relations and other administrative services on the Company’s behalf.

On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company, as described in Note 3. On April 12, 2011 and July 6, 2012, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 24,000 shares of common stock as described in Note 5. As of September 30, 2012 and December 31, 2011, there were 269,235 and 34,222 shares, respectively, of common stock issued and outstanding, and 1,000 shares of convertible stock issued and outstanding at both dates.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a minimum of $2,000,000 in shares of the Company’s common stock (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 in shares of the Company’s common stock, at an initial price of $10.00 per share (the “Offering”). The Company is also offering up to $100,000,000 in shares of the Company’s common stock pursuant to a distribution reinvestment plan (the “DRP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at an initial price of $9.50 per share. The registration statement of the Offering was first declared effective by the SEC on August 15, 2011. The Company may reallocate the shares between the Offering and the DRP.

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

On August 8, 2012, the Company issued the initial 221,013 shares of common stock in the Offering to the Advisor and other subscribers, meeting the Minimum Offering Amount, and commenced its principal operations. As of September 30, 2012, the Company had issued 269,235 shares of its common stock in the Offering, for gross proceeds of approximately $2,221,000 before selling commissions and dealer manager fees of approximately $6,600. Subscription payments received from residents of Pennsylvania and Tennessee will be held in an escrow account until the Company raises an aggregate of $50,000,000 and $20,000,000, respectively, in gross offering proceeds. The conditions of that special escrow account were not satisfied for Pennsylvania or Tennessee residents as of September 30, 2012. As of November 9, 2012, the Company had 110,265,981 shares of common stock remaining in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

As of September 30, 2012, the Company, through a separate wholly owned subsidiary of the Operating Partnership, had contracted to purchase one potential property, as described in Note 7.

As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Code, which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties for the Company, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

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

Concentration of Credit Risk

As of September 30, 2012, the Company had cash on deposit at one financial institution, which was in excess of federally insured limits; however, the Company has not experienced any losses in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

and maintenance costs will include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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

September 30, 2012

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

September 30, 2012

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

Marketable Real Estate-Related Assets

The Company will classify certain real estate-related assets in accordance with ASC Topic 320, Investments — Debt and Equity Securities. The Company will record available-for-sale investments at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholders’ equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such investments. If the Company is unable to obtain prices for its investments from third parties, or conclude that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement that is consistent with ASC Topic 820, Fair Value Measurements . Generally, changes in the fair value of available-for-sale investments will not affect reported earnings or cash flows, but will impact stockholders’ equity and, accordingly, book value per share. Upon the sale of an investment, the Company will reverse the unrealized gain (loss) from accumulated comprehensive income and record the realized gain (loss) to earnings. Investments classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the effective interest method.

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

September 30, 2012

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

September 30, 2012

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

September 30, 2012

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Total cost for the stock-based compensation awards was approximately $7,400 for each of the three and nine months ended September 30, 2012, which is included in general and administrative expenses in the condensed consolidated unaudited statements of operations. No stock-based compensation costs were recognized for the three and nine months ended September 30, 2011.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2012. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

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

As of September 30, 2012 and December 31, 2011, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,800,000 and $2,560,000, respectively. As of September 30, 2012 and December 30, 2011, the Company had not reimbursed the Advisor for organization and offering costs as the terms of the Advisory Agreement state that the reimbursement is not an obligation of the Company until a minimum of $2,000,000 of gross proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

NOTE 3 — STOCKHOLDERS’ EQUITY

General

Under the Company’s charter, the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share, and 100,000,000 shares of preferred stock with a par value of $0.01 per share. The Company’s board of directors is authorized to amend the Company’s charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of each of September 30, 2012 and December 31, 2011, the Company had issued 269,235 and 34,222 shares, respectively, of common stock.

As of September 30, 2012, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Company’s charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of September 30, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Distribution Reinvestment Plan

The Company’s board of directors has approved the DRP, through which the Company’s stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50; provided, however, that after the Company begins disclosing an estimated per share value that is not based on the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, if any, cash distributions will be reinvested in shares of the Company’s common stock at a price per share equal to 95% of the Company’s most recently calculated estimated per share value. No selling commissions or dealer manager fees are payable on shares sold through the DRP.

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

September 30, 2012

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

Notwithstanding the foregoing, after the Company begins disclosing an estimated per share value of the Company’s common stock that is not based upon the price to acquire a share of the Company’s common stock in the Offering or a follow-on public offering, shares repurchased under the SRP will be repurchased for the lesser of the price paid for the shares by the redeeming stockholder or 95% of the Company’s most recent estimated per share. The Company will disclose to investors the Company’s estimated per share value, as determined by the Advisor or another firm chosen for that purpose, within 18 months after the completion of the offering stage. The Company currently expects to update its estimated net asset value per share no less frequently than every 12 months thereafter. The Company will consider its offering stage complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Offering or follow-on public offerings, provided that the Company has not filed a registration statement for a follow-on public offering as of such date (for purposes of this definition, the Company does not consider “public offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Distributions

The Company intends to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment. On August 9, 2012, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of the Company’s first property acquisition and ending on November 30, 2012. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001775956 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. The distributions will be payable to stockholders from legally available funds therefor.

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

Organizational and Offering Stage

Selling commission
The Company will pay the Dealer Manager 7.0% of gross proceeds from the Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of September 30, 2012 and December 31, 2011, the Company had paid $5,245 and $0, respectively, to the Dealer Manager for selling commissions.

Dealer Manager Fee
The Company will pay the Dealer Manager 2.75% of gross proceeds from the Offering (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of September 30, 2012 and December 31, 2011, the Company had paid $1,350 and $0, respectively, to the Dealer Manager for dealer manager fees.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Type of Compensation	Determination of Amount

Organization and Offering Expenses	As of September 30, 2012 and December 31, 2011, the Advisor had incurred approximately $2,800,000 and $2,560,000, respectively, in organization and offering expenses on the Company’s behalf. As of September 30, 2012 and December 30, 2011, the Company had not reimbursed the Advisor for organization and offering costs, as the terms of the Advisory Agreement state that the reimbursement is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity, as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross offering proceeds.

Operational Stage

Acquisition Fees	The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of each of September 30, 2012 and December 31, 2011, the Company had not incurred acquisition fees to the Advisor.

Acquisition Expenses	The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of each of September 30, 2012 and December 31, 2011, the Company had not incurred acquisition expenses to the Advisor.

Asset Management Fees	The Company will pay the Advisor a monthly fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets it acquires. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. This fee will be payable monthly in arrears, based on assets held by the Company on the last day of such prior month.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Type of Compensation	Determination of Amount

Operating Expenses

Reimbursement of expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which the Advisor receives acquisition fees or disposition fees or for the personnel costs the Advisor pays with respect to persons who serve as the Company’s executive officers. Further, the Company will not reimburse the Advisor for any amount by which its operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income for that period, unless the independent directors of the Company find that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified.

As of September 30, 2012 and December 31, 2011, the Advisor had incurred approximately $483,000 and $132,000, respectively, of operating expenses on behalf of the Company. For the nine months ended September 30, 2012, the Company’s operating expenses exceeded the limitation by a total of $483,000. The Company’s board of directors, including all of the independent directors of the Company, has determined that this excess amount is justified based on unusual and non-recurring factors deemed sufficient by the board of directors of the Company, including but not limited to board of director fees, legal fees and other professional fees. The costs as of September 30, 2012 have been included in the consolidated unaudited financial statements of the Company under general and administrative expenses. The costs as of December 31, 2011 were not included in the consolidated unaudited financial statements of the Company as of such date because such costs would only become a liability of the Company when the Minimum Offering Amount had been sold in the Offering.

Property Management and Leasing Fees

The Company will pay O’Donnell Management Company, the Company’s affiliated property manager, a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of each of September 30, 2012 and December 31, 2011, the Company had not incurred property management and leasing fees to the property manager.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Type of Compensation	Determination of Amount

Liquidity Stage

Disposition Fees	If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of each of September 30, 2012 and December 31, 2011, the Company had not incurred disposition fees to the Advisor.

Convertible Stock	The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 3 for more information on the terms of the Company’s convertible stock.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock in connection with the initial meeting of the Company’s board of directors on April 12, 2011. Each new independent director that joins the Company’s board of directors will receive 3,000 shares of restricted common stock upon election to the board of directors. In addition, on July 6, 2012, the date following each independent director’s re-election to the Company’s board of directors, each of the Company’s independent directors received 3,000 shares of restricted common stock. The shares of restricted common stock will generally vest in four equal annual installments beginning on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant. The independent director compensation plan contains provisions concerning the treatment of awards granted under the plan in the event of an independent directors’ termination of service for any reason, including his or her death or disability, or upon the occurrence of a change in control of the Company.

The grant date fair value of the shares are being expensed over the vesting period of four years. Compensation expense related to restricted stock was approximately $7,400 for the three and nine months ended September 30, 2012. As of September 30, 2012, there was approximately $112,600 of total unrecognized compensation cost related to these unvested shares that is expected to be recognized over a weighted-average period of 3.75 years.

The following table reflects restricted share award activity for the nine months ended September 30, 2012:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2011	12,000	$—
Granted	12,000	10.00
Vested	(3,000)	—

Unvested, September 30, 2012	21,000	$5.71

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

September 30, 2012

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Potential Real Estate Acquisition

On September 10, 2012, the Company, through OD Flowers Tampa, LLC (“OD Flowers Tampa”), a wholly owned subsidiary of the Operating Partnership, entered into an agreement with O’Donnell Acquisitions, LLC, an affiliated entity of the Company (“O’Donnell Acquisitions”), as the assignor, to assume all of O’Donnell Acquisitions’ right, title and interest in an Agreement of Purchase and Sale and Joint Escrow Instructions, dated September 10, 2012 (the “Florida Property Purchase and Sale Agreement”), with Flowbake Tampa East, LLC, as the seller, which is not affiliated with the Company, its advisor or affiliates, for the purchase of the seller’s 100% interest in a build-to-suit industrial facility, located in Tampa, Florida (the “Florida Property”), which is expected to comprise 12,160 square feet when certain improvements on the property are completed. The Florida Property is expected to be 100% net-leased to Flowers Baking Co. of Bradenton, LLC, a wholly owned subsidiary of Flowers Foods, Inc. The material terms of the Florida Property Purchase and Sale Agreement provide for (i) a purchase price of $1,684,067, plus closing costs; (ii) an earnest money deposit of $100,000, which would be applied toward payment of the purchase price upon completion of the acquisition of the Florida Property, and $50,000 of which was paid upon execution of the Florida Property Purchase and Sale Agreement and the remaining $50,000 will be paid upon the completion of certain improvements of the Florida Property; provided, however, that such earnest money deposit will not be refundable to the Company upon the expiration of the due diligence period described below, unless the seller defaults under the Florida Purchase and Sale Agreement. The earnest money deposit is refundable for a failure of a closing condition, including the completion of certain improvements on the property by the seller; (iii) payment to seller of $100.00 in additional consideration, which payment is non-refundable to the Company and would not be applicable towards the purchase price; (iv) a 20-day due diligence period; and (v) an anticipated closing date by the end of 2012. The Florida Property Purchase and Sale Agreement also contains customary covenants, closing conditions, representations and warranties, and indemnification provisions. There can be no assurance that this potential acquisition will be consummated.

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

NOTE 8 — EARNINGS PER SHARE

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of convertible stock and unvested restricted common stock give rise to potentially dilutive shares of common stock. During the nine months ended September 30, 2012 there were 21,000 shares of non-vested shares of restricted common stock and 1,000 shares of convertible stock, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.

NOTE 9 — SUBSEQUENT EVENTS

Status of the Offering

As of November 9, 2012, the Company had issued subscriptions for 284,335 shares of its common stock, for gross proceeds of approximately $2,372,000 in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

September 30, 2012

Distributions Declared

On November 8, 2012, the board of directors of the Company authorized and declared a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2012 and ending on February 28, 2013. The distributions for the period commencing on December 1, 2012 and ending on December 31, 2012 will be calculated based on 366 days in the calendar year and equal to $0.001775956 per share of common stock, which is equal to an annualized distribution rate of 6.50%, assuming a purchase price of $10.00 per share. The distributions for the period commencing on January 1, 2013 and ending on February 28, 2013 will be calculated based on 365 days in the calendar year and equal to $0.001780822 per share of common stock, which is equal to an annualized distribution rate of 6.50%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the December 2012, January 2013 and February 2013 periods will be paid in January 2013, February 2013 and March 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Asset Management Fee Waiver

On November 8, 2012, the Advisor agreed to irrevocably waive the asset management fee that it is entitled to under the Advisory Agreement during the period beginning November 8, 2012 and ending on the first day on which the Company’s distribution payout ratio is equal to or less than 100% of the modified funds from operations.

Review of 2%/25% Guidelines and Leverage Policy

On November 8, 2012, the Company’s board of directors, including all of the independent directors of the Company, determined that the approximately $483,000 in operating expenses incurred by the Company as of September 30, 2012, which amount exceeds the limitation in the Company’s charter on the amount of total operating expenses that can be incurred at the end of the four preceding fiscal quarters, was justified based on unusual and non-recurring factors deemed sufficient by the board of directors of the Company, including but not limited to the board of director fees, legal fees and other professional fees. The Company’s board of directors has also approved a disclosure to the shareholders, which describes the excess amount and the board’s and the independent directors’ conclusion that the excess amount was justified, together with an explanation of the factors the board and the independent directors considered in determining that such excess amount was justified.

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

Overview

We are a newly formed company and have no operating history. We are offering for sale to the public on a “best efforts basis” a minimum of $2,000,000 in shares of our common stock (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 in shares of our common stock (the “Offering”). We are also offering up to $100,000,000 in shares of our common stock pursuant to our distribution reinvestment plan. Our Registration Statement on Form S-11 was declared effective by the SEC on August 15, 2011. On August 8, 2012, we issued the initial 221,013 shares of common stock in the Offering, meeting the Minimum Offering Amount, and commenced our principal operations. Subscription payments received from residents of Pennsylvania and Tennessee will be held in an escrow account until we raise an aggregate of $50,000,000 and $20,000,000, respectively, in gross offering proceeds. The conditions of that special escrow account were not satisfied for Pennsylvania or Tennessee residents as of September 30, 2012. As of September 30, 2012 and December 31, 2011, there were 269,235 and 34,222 shares, respectively, of common stock issued and outstanding, and 1,000 shares of convertible stock issued and outstanding at both dates.

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

Substantially all of our business will be conducted through our operating partnership, of which we are the sole general partner. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the Offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as ameneded (the “Code”), which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.

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

A complete description of such policies and our considerations as of December 31, 2011 is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Qualifications as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the taxable year ending December 31, 2012. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Results of Operations

As of September 30, 2012, we had not commenced any material operations as we are currently in the start-up phase of raising proceeds in our Offering and identifying real estate properties and real estate-related assets for acquisition. We expect that in future periods, as we continue to raise proceeds in the Offering and invest in income producing properties, our revenue and operating expenses will increase accordingly. We reimburse our advisor for all expenses it paid or incurred in connection with the services provided to us, subject to the limitation that we will not reimburse the advisor for any amount by which its operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income for that period, unless our independent directors find that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified. We will also not reimburse the advisor for employee cost in connection with services for which the advisor receives acquisition fees or disposition fees or for personnel costs the advisor pays with respect to persons who serve as our executive officers. For the nine months ended September 30, 2012, our operating expenses exceeded this limitation by a total of approximately $483,000. Our board of directors, including all of our independent directors, has determined that this excess amount is justified based on unusual and non-recurring factors deemed sufficient by the board of directors, including but not limited to board of director fees, legal fees and other professional fees.

Liquidity and Capital Resources

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and SC Distributors, LLC, our dealer manager in the Offering. During our organization and offering stage, these payments will include payments to our dealer manager for selling commissions and the dealer manager fee and payments to our advisor for reimbursement of certain other organization and offering expenses. However, we will only reimburse our advisor for organization and offering expenses it may incur on our behalf to the extent that the reimbursement would not cause the total selling commissions, dealer manager fees and other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

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

Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as provide capital for investment in future development and other joint ventures along with potential forward purchase commitments.

Contractual Obligations

As of September 30, 2012, we had no material contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2012, we have not presented FFO and MFFO calculations as we had not commenced any material operations given that we are currently in the start-up phase of raising proceeds in our Offering and identifying real estate properties and real estate-related assets for acquisition. We expect that in future periods, as we continue to raise proceeds in the Offering and invest in income producing properties, our revenue and operating expenses will increase accordingly and FFO and MFFO calculations will be more meaningful.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012 were effective.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 6, 2012, we issued to each one of our independent directors 3,000 shares of restricted stock in connection with such independent director’s re-election to the Company’s board of directors, for a total of 24,000 shares of common stock. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended September 30, 2012.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us after they have held them for at least one year, subject to certain conditions and limitations.

During the three months ended September 30, 2012, we did not repurchase shares of common stock under the share repurchase program.

Use of Public Offering Proceeds

On August 15, 2011, pursuant to a Registration Statement on Form S-11 (File No. 333-170173) under the Securities Act, we commenced our initial public offering of an aggregate of 110,526,316 shares of common stock. Of these shares, we are offering up to 100,000,000 shares of common stock at an initial purchase price of $10.00 per share (the “Offering”), and up to 10,526,316 shares of common stock pursuant to our distribution reinvestment plan at an initial purchase price of $9.50 per share, for a maximum offering of up to $1,100,000,000. We may reallocate the shares between the Offering and the distribution reinvestment plan.

As of September 30, 2012, we had issued 269,235 shares in the Offering for gross proceeds of approximately $2,221,000, out of which we paid approximately $6,600 in selling commissions and dealer manager fees. As of September 30, 2012, our Advisor had incurred organization and offering expenses of approximately $2,800,000. We have received net offering proceeds of approximately $2,214,000, which we intend to use to acquire real estate and real estate related assets.

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
Christopher S. Cameron
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Prospectus Supplement filed on August 14, 2012, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.3	Form of Multi-Product Subscription Agreement (included as Appendix D in the Prospectus Supplement filed on August 14, 2012, and incorporated herein by reference).

4.4	Form of Multi-Product Subscription Agreement (included as Appendix E in the Prospectus Supplement filed on August 14, 2012, and incorporated herein by reference).

10.1	Amendment to Escrow Agreement dated July 27, 2012, by and among O’Donnell Strategic Industrial REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2012, and incorporated herein by reference).

10.2*	Agreement of Purchase and Sale and Joint Escrow Instructions, dated September 10, 2012, by and between O’Donnell Acquisitions, LLC and Flowbake Tampa East, LLC.

10.3*	Assignment of Agreement for Purchase and Sale, dated September 10 , 2012, by and between O’Donnell Acquisitions, LLC and OD Flowers Tampa, LLC.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Unaudited Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the nine months ended September 30, 2012;(iv) the Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Unaudited Financial Statements tagged as blocks of text (included with this filing).

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under these sections.