Form 10-K
period 2012-12-31
O'Donnell Strategic Industrial REIT, Inc.
filed 2013-04-01
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

No shares of common stock were held by non-affiliates as of June 30, 2012.

The number of shares of common stock outstanding as of March 29, 2013 was 284,335.

Documents Incorporated by Reference.

The Registrant incorporated by reference portions’ of the Registrant’s proxy statement for the 2013 annual meeting of stockholders, which is expected to be filed no later than April 30, 2013, into Items 10, 11, 12, 13 and 14 of Part III.

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

PART I

ITEM 1. BUSINESS

Formation

O’Donnell Strategic Industrial REIT, Inc. (the “Company”) was formed on September 2, 2010 as a Maryland corporation that qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Substantially all of the Company’s business is expected to be conducted through the Company’s operating partnership, O’Donnell Strategic Industrial REIT Operating Partnership, LP (the “Operating Partnership”), formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”) formed on August 5, 2010, is the Operating Partnership’s sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of the Operating Partnership. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

The Company intends to acquire and manage a portfolio of income-producing industrial real estate assets comprised primarily of warehouse properties, including bulk distribution and general purpose warehouses leased to creditworthy tenants. In addition, the Company may also selectively invest in light manufacturing properties and other types of industrial properties. Further, the Company may invest in mezzanine, bridge, commercial real estate and other real estate loans, provided that the underlying real estate meets the Company’s criteria for direct investment, as well as real estate debt securities and equity securities of REITs and other real estate companies. As of December 31, 2012, the Company owned two properties, comprising approximately 96,000 rentable square feet of single-tenant industrial space located in two states. As of December 31, 2012, the rentable space at these properties was 100% leased.

Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”), which has a term of one year and is reconsidered on an annual basis by the board of directors of the Company. The Advisor also will source and present investment opportunities to the Company’s board of directors and provide investment management, marketing, investor relations and other administrative services on the Company’s behalf.

On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company, as described in Note 7. On April 12, 2011 and July 6, 2012, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 24,000 shares of common stock as described in Note 7. As of December 31, 2012 and December 31, 2011, there were 284,335 and 34,222 shares, respectively, of common stock issued and outstanding, and 1,000 shares of convertible stock issued and outstanding at both dates.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a maximum of $1,000,000,000 in shares of the Company’s common stock (the “Maximum Offering Amount”), at an initial price of $10.00 per share (the “Offering”). The Company is also offering up to $100,000,000 in shares of the Company’s common stock pursuant to a distribution reinvestment plan (the “DRP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at an initial price of $9.50 per share. The Company may reallocate the shares between the Offering and the DRP. The registration statement of the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on August 15, 2011.

The Company retained SC Distributors, LLC to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

On August 8, 2012, the Company issued the initial 221,013 shares of common stock in the Offering to the Advisor and other subscribers, satisfying the minimum offering requirement for the Offering, and commenced its principal operations. As of December 31, 2012, the Company had issued 284,335 shares of its common stock in the Offering, for gross proceeds of approximately $2,371,000 before selling commissions and dealer manager fees of approximately $22,028. Subscription payments received from residents of Pennsylvania and Tennessee will be held in an escrow account until the Company raises an aggregate of $50,000,000 and $20,000,000, respectively, in gross offering proceeds. The conditions of that special escrow account were not satisfied for Pennsylvania or Tennessee residents as of December 31, 2012. As of March 29, 2013, the Company had 110,241,981 shares of common stock remaining in the Offering.

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

•

Construction of industrial facilities has fallen sharply in recent years due to weak demand fundamentals and tightened lending conditions that made it difficult to obtain financing and the recent credit crisis has negatively impacted speculative development in the industrial sector and resulted in the postponement of active industrial construction projects. We believe that new construction will continue to be limited in the industrial sector through 2013 and that the continuing trend of limited construction will increase demand and support rent growth as the U.S. economy recovers.

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

•

LEED Certification – We will seek to acquire (or cost-effectively retrofit) properties that meet the Leadership in Environmental Design (LEED) Green Building Rating System certification criteria in order to potentially enhance occupancy, income and overall return on investment. See “– Green Buildings” below.

•

Triple Net Leases – We will seek to establish relatively long-term triple-net leases that pass the responsibility and expense risk of taxes, insurance and common area maintenance to the tenant. See “– Lease Terms” below.

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

According to the USGBC, as of November 2011, 32,451 commercial projects, comprising approximately 8 billion square feet of construction space in all 50 states in the United States and 91 countries, have been registered for LEED certification and 11,082 commercial projects, totaling approximately 2 billion square feet, had been LEED certified. Projects have been LEED registered and/or certified in all 50 states and over 120 countries. The expansion of LEED certified buildings in the market has been mirrored by growth in the USGBC itself. As of January 2012, the USGBC had 79 local U.S. chapters, over 30,000 individual members and more than 14,141 member companies and organizations. In addition, according to the USGBC, as of November 2011, more than 170,000 building professionals across all areas of practice have become LEED credentialed professionals through The Green Building Certification Institute’s professional credentialing program. According to USGBC, buildings in the U.S. are responsible for approximately 39% of carbon dioxide emissions, approximately 40% of energy consumption, approximately 13% water consumption and approximately 15% of GDP per year, making green building a source of significant economic and environmental opportunity.

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

Gateway Markets	Approximate Square Feet of Industrial Space (1)
Greater Los Angeles Area (Los Angeles, Orange County and Inland Empire)	1,214,146,315
Chicago	1,120,423,930
New York/New Jersey	724,311,477
Atlanta	500,879,539
Dallas/Fort Worth	518,977,780

Gateway Markets Total	4,078,739,041

U.S. Total	11,988,386,626

(1)	According to Jones Lang LaSalle North America Industrial Outlook Q4 2011.

The gateway markets are characterized by the following traits:

•	Location. Each gateway market is located near large areas of dense population.

•	Excellent Transportation Infrastructure. Each of the gateway markets are distribution hubs that connect airports, highways and/or ports.

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

Portfolio Diversification

In order to reduce the risk profile of our investments and enhance our ability to meet our investment objectives, we intend to acquire a portfolio of industrial properties that is diversified in terms of geography, tenants, tenant industry and lease rollover or expirations. In particular, we will generally seek to avoid having any single tenant account for a significant portion of our total net rental income and, to the extent reasonably practicable, we will manage our portfolio so as to avoid excessive amounts of lease rollover or expirations in any given year in relation to our average annual lease rollover or expirations. Notwithstanding the foregoing, there can be no assurance that we will achieve our objective of portfolio diversification, and the number and mix of properties we acquire will ultimately depend upon real estate market conditions and other circumstances existing at the time we acquire properties, as well as the amount of proceeds we raise in the Offering. We are not limited as to the geographic area in which we may conduct our operations, although we intend to focus on investments within the U.S. We are not specifically limited in the number or size of properties we may acquire, or in the percentage of net proceeds of the Offering that we may invest in a single property, provided that our board of directors must determine that each investment we make is in the best interests of our stockholders. Although we intend to focus on investments in industrial properties, we are not restricted to investments in such properties. See “– Other Property Investments” below.

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

Acquisitions from Affiliates

We are not precluded from acquiring real properties, directly or through joint ventures, from our affiliates. All such transactions or investments will be approved by a majority of our independent directors and, generally, may not be acquired for a value, at the time the transaction was entered into, in excess of the appraised fair market value of such investment. Subject to this limitation, our sponsor, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with any such investment and our cost to acquire the property may be in excess of the cost that we would have incurred if we had acquired the property from an unaffiliated third party. See “Risk Factors – Risks Related to Conflicts of Interest.”

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

Any joint ventures with our affiliates will result in certain conflicts of interest. See “Risk Factors – Risks Related to Conflicts of Interest.”

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

We reimburse our Advisor and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2012, 2011 and 2010 we did not incur any amounts in connection with such services.

Insurance

See section captioned “– Lease Terms.”

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

Concentration of Credit Risk

As of December 31, 2012, we had no cash on deposit in excess of federally insured levels. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

For the year ended December 31, 2012, two tenants accounted for 100% of the Company’s 2012 gross annualized rental revenues.

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

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offering. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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

U.S. and global financial markets have recently experienced extreme volatility and disruption. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. Future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. Additionally, if potential purchasers of real properties continue to have difficulty finding debt to finance property acquisitions, capitalization rates could continue to increase and property values could continue to decrease. Current economic conditions greatly increase the risks of our investments. See “– Risks Related to Our Investments.”

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

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate, including those associated with the financial condition of the tenants leasing the underlying real properties and expenditures associated with the early termination or nonrenewal of a lease, such as tenant improvement costs and leasing commissions. The borrower may also be subject to tenant roll concentration, in which there are significant leases that terminate in a given year and increase the uncertainty of the future cash flow of the property to the borrower and ultimately to us as the holder of the mortgage in the event the borrower defaults. See above “– Risks Related to Investments in Real Estate.” We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

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

We operate in a manner designed to permit us to, and believe we do, qualify, and intend to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of counsel that, commencing with the taxable year in which we satisfy the minimum offering requirement, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, we owned, through separate wholly-owned limited liability companies, two single-tenant, net leased properties, located in two states comprising approximately 96,000 rentable square feet of commercial space. As of December 31, 2012, 100% or our rentable square feet was leased, with an average remaining lease term of 12.5 years. As of December 31, 2012, we had outstanding debt of approximately $3.9 million, secured by certain of our properties and the related tenant leases. For a discussion of the properties owned, see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Market Information

As of March 29, 2013, we had 284,335 shares of common stock outstanding, held by a total of 13 stockholders of record, including our Advisor, which owns 237,742 shares of our common stock. We also had 1,000 shares of convertible stock issued and outstanding, which were held by our Advisor, as of such date.

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

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2012. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

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

For the year ended December 31, 2012, we did not repurchase any shares of our common stock under the share repurchase program.

Distributions

We intend to accrue distributions on a daily basis and make distributions on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The timing and amount of distributions, if any, will be determined by our board of directors in its discretion.

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

We operate in a manner designed to permit us to, and believe we do, qualify, and intend to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012. To qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

For the period from September 2, 2010 (Date of Inception) to December 31, 2011, we had not paid any distributions to our stockholders.

On November 8, 2012, our board of directors authorized and declared a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on December 1, 2012 and ending on February 28, 2013. The distributions for the period commencing on December 1, 2012 and ending on December 31, 2012 will be calculated based on 366 days in the calendar year and equal to $0.001775956 per share of common stock. The distributions for the period commencing on January 1, 2013 and ending on February 28, 2013 will be calculated based on 365 days in the calendar year and equal to $0.001780822 per share of common stock, which is equal to an annualized distribution rate of 6.50%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the December 2012, January 2013 and February 2013 periods were paid in January 2013, February 2013 and March 2013, respectively. The distribution declared for each record date in the March 2013, April 2013 and May 2013 periods will be paid in April 2013, May 2013 and June 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

As of December 31, 2012, we had issued 284,335 shares, of which 237,742 shares were issued to our Advisor, in the Offering for gross proceeds of approximately $2,371,000, out of which we paid approximately $22,000 in selling commissions and dealer manager fees. As of December 31, 2012, our Advisor had incurred organization and offering expenses of approximately $2,940,000. We have received net offering proceeds of approximately $2,350,000, which we used to acquire real estate and real estate related assets. As of December 31, 2012 and 2011, we had not reimbursed the Advisor for organization and offering costs, as the terms of the Advisory Agreement provides that the reimbursement of expense is not an obligation to us until a minimum of $2,000,000 of gross offering proceeds have been raised by us from unaffiliated parties.

Securities Authorized for Issuance Under Equity Compensation Plans.

We adopted our long-term incentive plan, pursuant to which our board of directors has the authority to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of our company. The maximum number of shares of our common stock that may be issued pursuant to our long-term incentive plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our long-term incentive plan, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	24,000	—	276,000

Equity compensation plans not approved by security holders	—	—	—

Total	24,000	—	276,000

(1)	Shares issued to our independent directors were issued under the company’s independent directors’ compensation plan, which operates as a sub-plan to our long-term incentive plan.

Unregistered Sales of Equity Securities

On July 6, 2012, we issued to each one of our independent directors 3,000 shares of restricted stock in connection with such independent director’s re-election to the Company’s board of directors, for a total of 12,000 shares of common stock. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31,		For the period From September 2, 2010 (Date of Inception) Through December 31, 2010
	2012	2011
Balance Sheet Data:
Total investment in real estate assets, net	$6,264,753	$—	$—
Cash and cash equivalents	$165,694	$136,216	$202,000
Total assets	$6,495,735	$202,000	$202,000
Notes payable	$3,899,000	$—	$—
Due to affiliates	$322,881	$—	$—
Acquired below market lease intangibles, net	$125,727	$—	$—
Stockholders’ equity	$2,097,876	$201,000	$201,000
Operating Data:
Total revenue	$9,586	$—	$—
General and administrative expenses	$101,855	$—	$—
Acquisition related expenses	$160,602	$—	$—
Depreciation and amortization	$5,073	$—	$—
Operating loss	$(257,944)	$—	$—
Interest and other income	$1,896	$—	$—
Interest expense	$(3,019)	$—	$—
Net loss	$(259,067)	$—	$—
Modified funds from operations (1)	$(93,392)	$—	$—
Cash Flow Data:
Net cash used in operating activities	$(74,835)	$—	$—
Net cash used in investing activities	$(6,078,284)	$(67,784)	$—
Net cash provided by financing activities	$6,182,597	$—	$202,000
Per Share Data:
Net loss per common share—basic and diluted	$(2.22)	$—	$—
Distributions declared	$0.05	$—	$—
Weighted average shares outstanding—basic and diluted	116,880	—	—

(1)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net loss. As we commenced our principal operations on August 8, 2012, this non-GAAP financial measure is not applicable for the year ended December 31, 2011 and for the period from September 2, 2010 to December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a newly formed company and have limited operating history. We were incorporated on September 2, 2010 under the laws of the state of Maryland and intend to acquire and manage a diversified portfolio of income-producing industrial real estate assets, comprised primarily of warehouse properties leased to creditworthy tenants. In addition to our primary focus on industrial properties, we may also selectively invest in other types of commercial properties. Further, we may invest in mortgage, mezzanine, bridge and other real estate loan, provided that the underlying real estate meets our criteria for direct investment, as well as securities of REITs and other real estate companies, which we collectively refer to as “real estate-related assets.” We operate in a manner designed to permit us to, and believe we do, qualify, and intend to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012.

We are dependent upon proceeds received from the Offering to conduct our proposed activities. The capital required to purchase our investments will be obtained from the Offering and from any indebtedness that we may incur in connection with an investment or thereafter. We were initially capitalized with $202,000, $200,000 of which was contributed by our Advisor on October 11, 2010 in exchange for 22,222 shares of our common stock, and $1,000 of which was contributed by our Advisor on October 11, 2010 in exchange for 1,000 shares of our convertible stock. In addition, our Advisor invested $1,000 in our Operating Partnership in exchange for its limited partnership interests.

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

Real Estate Purchase Price Allocation

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses will be expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used by our management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

In accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.

We measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, we will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related assets.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. We exercise judgment in establishing these allowances and consider payment history and current credit status of our tenants in developing these estimates.

Revenue Recognition

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectability of our tenant receivables related to base rents, including straight line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Income Taxes

We operate in a manner designed to permit us to, and believe we do, qualify, and intend to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Results of Operations

As of December 31, 2012, we had not commenced any material operations as we are currently in the start-up phase of raising proceeds in our Offering and identifying real estate properties and real estate-related assets for acquisition. Our most significant transaction impacting the results of operations related to $160,602 of acquisition costs and fees during the year ended December 31, 2012, associated with our 2012 acquisitions. We expect that in future periods, as we continue to raise proceeds in the Offering and invest in income producing properties, our revenue and operating expenses will increase accordingly. We reimburse our advisor for all expenses it paid or incurred in connection with the services provided to us, subject to the limitation that we will not reimburse the advisor for any amount by which its operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income for that period, unless our independent directors find that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified. We will also not reimburse the advisor for employee cost in connection with services for which the advisor receives acquisition fees or disposition fees or for personnel costs the advisor pays with respect to persons who serve as our executive officers. As of December 31, 2012 and 2011, our operating expenses exceeded this limitation by a total of approximately $661,000 and $132,000, respectively. These excess costs as of December 31, 2012 and 2011 were not included in the consolidated financial statements of the Company in accordance with the terms of the Advisory Agreement, which provide that the reimbursement is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties, which condition has not yet been satisfied.

Liquidity and Capital Resources

General

If we are unable to raise substantially more funds in the Offering than the minimum offering requirement amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

As of December 31, 2012, we had cash and cash equivalents of $165,694.

Through March 2013, the amount of proceeds raised from the Offering, as described previously in Item 1. Business, Formation, was insufficient to allow us to reimburse the Advisor for organization, offering and operating expenses, accordingly, we are reliant upon the Advisor for financial support. We intend to continue to seek capital through the Offering to invest in real estate and real estate related assets and to reimburse the Advisor in accordance with the terms of the Advisor Agreement. The principal owner of the Advisor has informed us that he, directly or through the Advisor or affiliated entities, will provide financial support, if necessary, through April 1, 2014, to sustain our financial viability. If we are not able to raise sufficient capital in the future, our ability to achieve our intended business objectives would be adversely impacted.

We are dependent on the Advisor and the Dealer Manager for certain services that essential to the us, including the sale of our shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

We currently have outstanding debt in the aggregate principal amount of $3,899,000, which is approximately 65% of the cost of our current investments. Once we have fully invested the proceeds of the Offering, we expect that our overall borrowings will be 50% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we will only reimburse our Advisor for organization and offering expenses it may incur on our behalf to the extent that the reimbursement would not cause the total selling commissions, dealer manager fees and other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. During our operating stage, we expect to make payments to our Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. For a discussion of the compensation to be paid to our Advisor and our Dealer Manager, see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Historical Cash Flow Summary

We had minimal cash flow activity during the year ended December 31, 2011 and for the period from September 2, 2010 (date of inception) through December 31, 2010, given we were in the start-up phase of the Offering. During the year ended December 31, 2012, we had investing outflows of $6.1 million primarily attributable to our acquisition activity. We had $6.2 million of financing in flows primarily attributed to capital raised and notes payable issued in connection with our real estate acquisitions during the year ended December 31, 2012.

Modification of Loan Agreements

Loan in Connection with Winston-Salem Property

In connection with the acquisition of the Winston-Salem Property, on December 27, 2012, we, through a wholly-owned indirect subsidiary, entered into a loan agreement with Fifth Third Bank in the principal amount of $2,899,000 (the “Winston-Salem Loan”). Pursuant to its terms, we were required to reduce the Winston-Salem Loan to a principal amount equal to $2,300,000 by March 21, 2013. We were unable to make such payment on the due date and as of March 21, 2013 we had $2,899,000 outstanding under the Winston-Salem Loan. In anticipation of our inability to reduce the outstanding principal on the Winston-Salem Loan, on March 20, 2013, we and Fifth Third Bank entered into a loan modification agreement, pursuant to which Fifth Third Bank required us to make a one-time principal re-payment of $40,000 on the Winston-Salem Loan, and, beginning on April 1, 2013, principal monthly re-payments of $4,560 until the principal balance on the Winston-Salem Loan is reduced to $2,230,000 or less. Thereafter, payments on the Winston-Salem Loan will be applied to the required interest thereunder. Further, Fifth Third Bank will collect all cash flow received from the Winston-Salem Property and will apply such payments towards reducing the principal and interest balance on the loan to $2,230,000. Any remaining cash on deposit in in the deposit accounts with Fifth Third Bank in excess of $3,000 will also be applied on account of the principal balance of the Winston-Salem Loan (collectively, the “Loan Modification”).

In connection with the Loan Modification, on March 20, 2013, Fifth Third Bank also entered into a guaranty of payment agreement (each a “Guaranty Agreement”) with Douglas D. O’Donnell, our chief executive officer and president, personally and as trustee for the DOD Trust Established August 29, 2002 (the “Trust”). Pursuant to the Guaranty Agreements, Mr. O’Donnell and the Trust each guaranteed the obligations under the Winston-Salem Loan for an amount of up to $629,000, subject to certain reductions as the principal amount outstanding under the Winston-Salem Loan is reduced. When the principal amount outstanding under the Winston-Salem Loan is reduced to $2,230,000, the Guaranty Agreements will no longer be enforceable, provided no event of default exists.

As of March 29, 2013, we had $2,859,000 outstanding under the Winston-Salem Loan.

Loan in Connection with Florida Property

As previously disclosed, in connection with the acquisition of the Florida Property, we, through a wholly-owned indirect subsidiary, entered into a loan agreement with USAmeriBank in the principal amount of $1,000,000 (the “Florida Loan”). Pursuant to its terms, we were required to reduce the Florida Loan to $842,000 by March 24, 2013. We were unable to make such payment on the due date and as of March 24, 2013 we had $994,444 outstanding under the Florida Loan. In connection with the inability to reduce the outstanding principal on the Florida Loan, and as required thereby, we opened a lockbox account with USAmeriBank to deposit and hold all rents and other revenue received from the Florida Property, which will be applied to the principal amount outstanding under the Florida Loan until it is reduced to $842,000.

As of March 29, 2013, we had $991,667 outstanding under the Florida Loan.

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

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairments of depreciable property. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.

In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.

Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2012, 2011 and 2010. FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ended December 31,
	2012	2011	2010
NET LOSS	$(259,067)	$—	$—
Depreciation and amortization	5,073	—	—

Funds from operations (FFO)	(253,994)	—	—
Acquisition related expenses	160,602	—	—

Modified funds from operations (MFFO)	$(93,392)	$—	$—

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

On November 8, 2012, our board of directors authorized and declared a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on December 1, 2012 and ending on February 28, 2013. The distributions for the period commencing on December 1, 2012 and ending on December 31, 2012 will be calculated based on 366 days in the calendar year and equal to $0.001775956 per share of common stock. The distributions for the period commencing on January 1, 2013 and ending on February 28, 2013 will be calculated based on 365 days in the calendar year and equal to $0.001780822 per share of common stock. The distributions declared for each record date in the December 2012, January 2013 and February 2013 periods were paid in January 2013, February 2013 and March 2013, respectively. The distribution declared for each record date in the March 2013, April 2013 and May 2013 periods will be paid in April 2013, May 2013 and June 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Share Repurchases

We intend to limit the number of shares that may be repurchased pursuant to our share repurchase program during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our DRP during the prior calendar year. During the year ended December 31, 2012, we did not receive any requests to, and did not repurchase any shares under, our share purchase program.

See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for terms of the share redemption program.

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

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

For a discussion of related party transactions and arrangements, see Item 13. Certain Relationships and Related Transactions and Director Independence and Note 8 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

For a discussion of our contractual obligations, see Note 5 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

Subsequent Events

For a discussion of subsequent events, see Note 15 to our consolidated financial statements that are a part of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2012, we had $1.0 of fixed rate debt and $2.9 million of variable rate debt and therefore we are exposed to interest rate changes in LIBOR, however, because we had obtained the variable rate debt at the end of the period and therefore, had not commenced material real estate operations as of December 31, 2012, we had limited exposure to financial market risks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

General

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Financial Statement Schedule –

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2012 and 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2012 and 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

O’Donnell Strategic Industrial REIT, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of O’Donnell Strategic Industrial REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from September 2, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 1, 2013

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Investment in real estate assets:
Land	$1,264,081	$—
Buildings and improvements, less accumulated depreciation of $4,969 and $0, respectively	4,388,412	—
Acquired intangible lease assets, less accumulated amortization of $111 and $0, respectively	612,260	—

Total investment in real estate assets, net	6,264,753	—
Cash and cash equivalents	165,694	136,216
Due from affiliates	500	65,784
Deferred financing costs, less accumulated amortization of $587 and $0, respectively	64,788	—

Total assets	$6,495,735	$202,000

LIABILITIES AND EQUITY

Notes payable	$3,899,000	$—
Accounts payable and accrued expenses	20,650	—
Due to affiliates	322,881	—
Acquired below market lease intangibles, less accumulated amortization of $38 and $0, respectively	125,727	—
Distributions payable	7,883	—
Deferred rent and other liabilities	20,718	—

Total liabilities	$4,396,859	$—

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding, respectively	10	10
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 284,335 and 34,222 shares issued, respectively	2,843	342
Capital in excess of par value	2,361,973	200,648
Accumulated deficit	(266,950)	—

Total stockholders’ equity	2,097,876	201,000
Noncontrolling interests	1,000	1,000

Total equity	2,098,876	202,000

Total liabilities and equity	$6,495,735	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	For the period From September 2, 2010 (Date of Inception) Through December 31, 2010
Revenues:
Rental and other property income	$9,586	$—	$—

Total revenue	9,586	—	—

Expenses:
General and administrative expenses	101,855	—	—
Acquisition related expenses	160,602	—	—
Depreciation and amortization	5,073	—	—

Total operating expenses	267,530	—	—

Operating loss	(257,944)	—	—

Other income (expense):
Interest and other income	1,896	—	—
Interest expense	(3,019)	—	—

Total other expenses	(1,123)	—	—

Net loss	(259,067)	—	—

Weighted average number of common shares outstanding:
Basic and diluted	116,880	—	—

Net loss per common share:
Basic and diluted	$(2.22)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Stock		Common Stock		Capital in Excess Of Par	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Equity
Balance, September 2, 2010	—	$—	—	$—	$—	$—	$—

(Date of Inception) Issuance of common stock	1,000	10	22,222	222	200,768	—	201,000

Balance, December 31, 2010	1,000	10	22,222	222	200,768	—	201,000

Issuance of independent directors’ restricted common stock	—	—	12,000	120	(120)	—	—

Balance, December 31, 2011	1,000	10	34,222	342	200,648	—	201,000

Issuance of common stock	—	—	238,113	2,381	2,168,619	—	2,171,000

Distributions declared	—	—	—	—	—	(7,883)	(7,883)
Issuance of independent directors’ restricted common stock	—	—	12,000	120	(120)	—	—

Noncash amortization of share-based compensation	—	—	—	—	14,854	—	14,854

Commissions on stock sales and related dealer manager fees	—	—	—	—	(22,028)	—	(22,028)
Net loss	—	—	—	—	—	(259,067)	(259,067)

Balance, December 31, 2012	1,000	$10	284,335	$2,843	$2,361,973	$(266,950)	$2,097,876

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period From September 2, 2010 (Date of Inception) Through December 31, 2010

Cash flows from operating activities:
Net loss	$(259,067)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,969	—	—
Amortization of intangible lease assets and below market lease intangibles, net	73	—	—
Amortization of share-based compensation awards	14,854	—	—
Amortization of deferred financing costs	587	—	—
Changes in assets and liabilities:
Accounts receivable	(500)	—	—
Accounts payable and accrued expenses	20,650	—	—
Deferred rent and other liabilities	20,718	—	—
Due to affiliates	122,881	—	—

Net cash used in operating activities	(74,835)	—	—

Cash flows from investing activities:
Investment in real estate	(6,144,068)	—	—
Advance to affiliates	—	(65,784)
Repayment of advance to affiliates	65,784	—

Net cash used in investing activities	(6,078,284)	(65,784)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	2,171,000	—	201,000
Contributions from noncontrolling interest in operating partnership	—	—	1,000
Offering costs on issuance of common stock	(22,028)	—	—
Proceeds from notes payable	3,899,000	—	—
Advance from affiliates	200,000	—	—
Deferred financing cost paid	(65,375)	—	—

Net cash provided by financing activities	6,182,597	—	202,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,478	(65,784)	202,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,216	202,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,694	$136,216	$202,000

Non-cash financing activity:
Distributions payable	$7,883	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

O’Donnell Strategic Industrial REIT, Inc. (the “Company”) was formed on September 2, 2010 as a Maryland corporation that qualified to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes beginning with our taxable year ended December 31, 2012 and we intend to continue to be taxed as a REIT. Substantially all of the Company’s business is expected to be conducted through the Company’s operating partnership, O’Donnell Strategic Industrial REIT Operating Partnership, LP (the “Operating Partnership”), formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”) formed on August 5, 2010, is the Operating Partnership’s sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of the Operating Partnership. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

The Company acquires and manages a portfolio of income-producing industrial real estate assets comprised primarily of warehouse properties, including bulk distribution and general purpose warehouses leased to creditworthy tenants. In addition, the Company may also selectively invest in light manufacturing properties and other types of industrial properties. Further, the Company may invest in mezzanine, bridge, commercial real estate and other real estate loans, provided that the underlying real estate meets the Company’s criteria for direct investment, as well as real estate debt securities and equity securities of REITs and other real estate companies.

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

On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company, as described in Note 7. On April 12, 2011 and July 6, 2012, under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 24,000 shares of common stock as described in Note 7. As of December 31, 2012 and 2011, there were 284,335 and 34,222 shares, respectively, of common stock issued and outstanding, and 1,000 shares of convertible stock issued and outstanding at both dates.

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

On August 8, 2012, the Company issued the initial 221,013 shares of common stock in the Offering, of which 221,013 shares were issued to the Advisor and 5,493 shares were issued to other unaffiliated subscribers, meeting the Minimum Offering Amount, and commenced its principal operations. As of December 31, 2012, the Company had issued 284,335 shares of its common stock in the Offering, for gross proceeds of approximately $2,371,000 before selling commissions and dealer manager fees of approximately $22,000, of which $2,145,069 was proceeds from the Advisor. Subscription payments received from residents of Pennsylvania and Tennessee will be held in an escrow account until the Company raises an aggregate of $50,000,000 and $20,000,000, respectively, in gross offering proceeds. The conditions of that special escrow account were not satisfied for Pennsylvania or Tennessee residents as of December 31, 2012. As of March 29, 2013, the Company had 110,241,981 shares of common stock remaining in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company, through a separate wholly owned subsidiary of the Operating Partnership, had purchased two commercial industrial properties, as described in Note 3.

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with GAAP, including ASC Topic 810, Consolidation.

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

Concentration of Credit Risk

As of December 31, 2012, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the year ended December 31, 2012, two tenants accounted for 100% of the Company’s 2012 gross annualized rental revenues.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Purchase Price Allocation

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company uses independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

In accordance with ASC Topic 805, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by the Company in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease with that respective tenant. Characteristics considered by the Company in allocating these values include the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles amortizes to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense in that period.

Estimates of the fair values of tangible and intangible assets requires the Company to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocation, which would impact the amount of the Company’s net income.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the periods presented.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

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

Marketable Real Estate-Related Assets

The Company will classify certain real estate-related assets in accordance with ASC Topic 320, Investments – Debt and Equity Securities. The Company will record available-for-sale investments at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholders’ equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such investments. If the Company is unable to obtain prices for its investments from third parties, or conclude that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement that is consistent with ASC Topic 820, Fair Value Measurements and Disclosures.

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

The Company will account for certain purchased real estate-related assets that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with ASC Topic 325, Investments – Other (“ASC 325”). Under ASC 325, the Company will review on a quarterly basis, the projected future cash flows of these investments for changes in assumptions due to prepayments, credit loss experience and other factors. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company will calculate a revised yield based upon the current reference amount of the investment, including any other than temporary impairments recognized to date, and the revised estimate of cash flows. The Company will apply the revised yield prospectively to recognize interest income. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment will be deemed to have occurred. When the Company deems an investment to be other-than temporarily impaired, the Company is required to distinguish between other-than temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

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

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts payable and accrued expenses, and notes payable. The Company considers the carrying values of cash and cash equivalents and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. The Company also considers the carrying value of notes payable to approximate fair value as the notes were originated very close to the balance sheet date, December 31, 2012. There were no notes payable outstanding as of December 31, 2011. Fair value estimates were based on Level 3 of the fair value hierarchy.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured, and records amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.

The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

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

The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Total cost for the stock-based compensation awards was approximately $15,000 for the year-ended December 31, 2012, which is included in general and administrative expenses in the consolidated statements of operations. No stock-based compensation costs were recognized for the year-ended December 31, 2011 and the period from September 2, 2010 (date of inception) through December 31, 2010.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ended December 31, 2012. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors expects to authorize and the Company intends to declare daily distributions that will be paid on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012 and 2011, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $2,940,000 and $2,560,000, respectively. As of December 31, 2012 and 2011, the Company had not reimbursed the Advisor for organization and offering costs as the terms of the Advisory Agreement state that the reimbursement is not an obligation of the Company until a minimum of $2,000,000 of gross proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds.

Income Taxes

The Company operates in a manner designed to permit it, and believes it does, qualify, and intends to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Segment Disclosure

ASC 280, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s current business consists of acquiring and operating of real estate assets. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, the properties have been aggregated into one reportable segment.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — REAL ESTATE ACQUISITIONS

2012 Property Acquisitions

During the year ended December 31, 2012, the Company acquired two commercial properties for an aggregate purchase price of $6.1 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation of each acquisition during the year ended December 31, 2012:

Acquisition	Land	Buildings and Improvements	Intangible Lease Assets (1)	Intangible Lease Liabilities (1)	Total Investment in Properties
Flowers Foods Distribution Center	$215,776	$1,418,776	$175,281	$(125,765)	$1,684,068
Waste Management Recycle Center	1,048,305	2,974,606	437,090	—	4,460,000

Total investment	$1,264,081	$4,393,382	$612,371	$(125,765)	$6,144,068

(1)	The recorded fair value of the intangible lease assets and liabilities represents the value associated with lease in place, leasing commissions, above- and below-market leases, legal and other costs, and are amortized over the lease term.

The Company recorded revenue and earnings for the year ended December 31, 2012 of $9,586 and $4,513, respectively, related to the 2012 Acquisitions. The Company expensed $160,602 of acquisition costs for the year ended December 31, 2012, resulting in an operating loss of $151,016.

The following is a description of the Company’s 2012 acquisitions:

Flowers Foods Distribution Center – On December 13, 2012 the Company, through OD Flowers Tampa, LLC, a wholly owned subsidiary of the Company’s Operating Partnership, completed the acquisition of 100% of the interest in a 12,160 square foot build-to-suit industrial facility, located in Tampa, Florida (the “Florida Property”), for a purchase price of $1,684,068, plus closing costs. The seller of the Florida Property, Flowbake Tampa East, LLC, is not affiliated with the Company, Advisor or its respective affiliates. In accordance with the terms of the Advisory Agreement, the Company accrued an acquisition fee of $33,681 to the Advisor equal to 2.0% of the purchase price.

The Florida Property was constructed in 2012 and is 100% leased to Flowers Baking Co. of Bradenton, LLC (“Flowers”), which is wholly-owned by Flowers Foods, Inc. The Company believes Flowers is creditworthy based on its historical revenue and cash flow streams. All of the operations at the Florida Property and the principal nature of business of Flowers are related to the baked goods industry. The Flowers lease commenced on December 1, 2012, and will expire on November 30, 2027. The lease provides for the rent to escalate 5% every five years with average annual lease payments (cash basis) of approximately $130,513 during the primary lease term.

The lease described above is a triple-net lease, which limits the property operating expenses that the Company will be required to pay.

Waste Management Recycle Center – On December 27, 2012, the Company, through OD WM North Carolina, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, completed the acquisition of 100% of the interest in a 84,119 square foot industrial facility, located in Winston-Salem, North Carolina (the “Winston-Salem Property”), for a purchase price of $4,460,000, plus closing costs. The seller of the Winston-Salem Property, 280 Business Park Realty, Ltd, is not affiliated with the Company, Advisor or its respective affiliates. In accordance with the terms of the Advisory Agreement, the Company accrued an acquisition fee of $89,200 to the Advisor equal to 2.0% of the purchase price.

The Winston-Salem Property was constructed in 2001 and is 100% leased to WM Recycle America, LLC (“WM Recycle”), which is a wholly-owned subsidiary of Waste Management, Inc., which guaranties the lease. We believe WM Recycle is creditworthy based on its historical revenue and cash flow streams. All of the operations at the Winston-Salem Property and the principal nature of business of WM Recycle are related to recycling services. The WM Recycle lease commenced on January 1, 2012, and will expire on December 31, 2022. The lease provides for the rent to escalate an average of 2.75% each year with average annual lease payments (cash basis) of approximately $350,440 during the primary lease term.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lease described above is a triple-net lease, which limits the property operating expenses that the Company will be required to pay.

Pro forma Results (unaudited) – The Florida Property was newly built in 2012, therefore, prior period financial statements for the Florida Property as a rental property are not available and pro forma financial statement information regarding the property’s operations is not presented. Prior to the WM Recycle lease commencing on January 1, 2012, it was leased to a different tenant, and WM Recycle was not a prior tenant. Because 2011 financial statement for the Winston-Salem Property are not available, the preparation of proforma information for 2011 is impracticable The following information summarizes selected financial information of the Company, as if the Winston-Salem Property acquisition was completed on January 1, 2012. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011:

	2012	2011
Pro forma basis (unaudited):
Revenue	$342,430	$—
Net loss	$(81,016)	$(118,916)

The unaudited pro forma information for the year ended December 31, 2011 includes $118,916 of acquisition costs for the Winston-Salem Property. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2012, nor does it purport to represent the results of future operations.

NOTE 4 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following:

	As of December 31,
	2012	2011
Acquired in place leases, leasing commissions, legal and other costs, net of accumulated amortization of $104 and $0, respectively (with a weighted average life of 12.5 and 0 years, respectively).	$557,543	$—
Acquired above market leases, net of accumulated amortization of $7 and $0, respectively (with a weighted average life of 15.0 and 0 years, respectively).	54,717	—

	$612,260	$—

Amortization expense related to the intangible assets for the years ended December 31, 2012 was $111.

Estimated amortization expense related to the intangible lease assets as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

	Amortization
Year	Leases In-Place	Above Market Leases
2013	$4,171	$456
2014	$4,171	$456
2015	$4,171	$456
2016	$4,171	$456
2017	$4,171	$456

NOTE 5 — NOTES PAYABLE

As of December 31, 2012, the Company had $3.9 million of debt outstanding, with a weighted average years to maturity of 2.5 years and weighted average interest rate of 4.15%. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the total debt outstanding was $6.1 million as of December 31, 2012. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes payable consisted of the following as of December 31, 2012:

Property	Interest Rate	Maturity Date	Payment Terms	Balance December 31, 2012
Flowers Foods Distribution Center – Note Payable	4.15%	12/24/17	Principal & Interest	$1,000,000
Waste Management Recycle Center – Note Payable	LIBOR + 4.25%	12/31/14	Interest Only	2,899,000

				$3,899,000

The principal payments due on the notes payable as of December 31, 2012, for each of the next five years ending December 31 and thereafter, is as follows:

For the year ending December 31,	Principal Payments
2013	$848,194
2014	2,258,304
2015	28,304
2016	28,304
2017	735,894
Thereafter	—

$3,899,000

NOTE 6 — ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following:

	As of December 31,
	2012	2011
Acquired below-market leases, net of accumulated amortization of $38 and $0, respectively (with a weighted average life of 15 and 0 years, respectively)	$125,727	$—

The increase in net income resulting from the amortization of the intangible lease liability for the year ended December 31, 2012 was $38.

Estimated amortization of the intangible lease liability as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

Year	Amortization of Below Market Leases
2013	$707
2014	$707
2015	$707
2016	$707
2017	$707

NOTE 7 — STOCKHOLDERS’ EQUITY

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of each of December 31, 2012 and 2011, the Company had issued 284,335 and 34,222 shares, respectively, of common stock, 237,742 and 22,22, respectively, of those shares have been issued to the Advisor.

As of December 31, 2012, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of December 31, 2012 and 2011, no shares of the Company’s preferred stock were issued and outstanding.

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

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon a 30 days’ written notice to the Company’s stockholders if the Company determines that the funds available to fund the SRP are needed for other business or operational purposes or that amendment, suspension or termination of the SRP is in the best interest of the Company’s stockholders. The SRP will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not repurchase any shares under the SRP for the years ended December 31, 2012 and 2011.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions

The Company intends to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment. On November 8, 2012, the board of directors of the Company authorized and declared a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2012 and ending on February 28, 2013. The distributions for the period commencing on December 1, 2012 and ending on December 31, 2012 will be calculated based on 366 days in the calendar year and equal to $0.001775956 per share of common stock. The distributions for the period commencing on January 1, 2013 and ending on February 28, 2013 will be calculated based on 365 days in the calendar year and equal to $0.001780822 per share of common stock. The distributions declared for each record date in the December 2012, January 2013 and February 2013 periods were paid in January 2013, February 2013 and March 2013, respectively. The distribution declared for each record date in the March 2013, April 2013 and May 2013 periods will be paid in April 2013, May 2013 and June 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

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

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Selling Commission	The Company will pay the Dealer Manager 7.0% of gross proceeds from the Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of December 31, 2012 and 2011, the Company had paid $15,815 and $0, respectively, to the Dealer Manager for selling commissions.

Dealer Manager Fee	The Company will pay the Dealer Manager 2.75% of gross proceeds from the Offering (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of December 31, 2012 and 2011, the Company had paid $6,213 and $0, respectively, to the Dealer Manager for dealer manager fees.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Organization and Offering Expenses	As of December 31, 2012 and 2011, the Advisor had incurred approximately $2,940,000 and $2,560,000, respectively, in organization and offering expenses on the Company’s behalf. As of December 31, 2012 and 2011, the Company had not reimbursed the Advisor for organization and offering costs, as the terms of the Advisory Agreement provides that the reimbursement of expense is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity, as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross offering proceeds.

Operational Stage

Acquisition Fees	The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. As of December 31, 2012 and 2011, the Company had incurred but not yet paid approximately $123,000 and $0 in acquisition fees to the Advisor. These amounts are included in due to affiliates on the consolidated balance sheets.

Acquisition Expenses	The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. As of December 31, 2012 and 2011, the Company had not incurred acquisition expenses to the Advisor.

Asset Management Fees	The Company will pay the Advisor a monthly fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets it acquires. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. This fee will be payable monthly in arrears, based on assets held by the Company on the last day of such prior month. The Advisor has agreed to waive some or all of the asset management fees when the Company’s distribution payout ratio, which is its distribution rate per share divided by its modified funds from operations, or MFFO, per share, is 100% or greater. The amount of the asset management fees deferred in a particular period will be equal to the amount by which distributions exceed MFFO. If the Company’s distribution payout ratio is less than 100%, the excess MFFO will be used to repay any previously deferred asset management fees. The Company defines MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that the Company adopts in the Company’s periodic reports filed with the SEC, MFFO may have the meaning of such different definition. As of December 31, 2012 and 2011, the Company had not incurred asset management fees to the Advisor.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Compensation	Determination of Amount

Organizational and Offering Stage

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

As of December 31, 2012 and 2011, the Advisor had incurred approximately $661,000 and $132,000, respectively, of operating expenses on behalf of the Company. For the year ended December 31, 2012, the Company’s operating expenses exceeded the limitation by a total of $661,000. The costs as of December 31, 2012 were not included in the consolidated financial statements of the Company as the terms of the Advisory Agreement provides that the reimbursement of expense is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties.

Property Management and Leasing Fees	The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. As of December 31, 2012 and 2011, the Company had not incurred property management and leasing fees to the property manager. In addition to property management fees, the Company may also pay its property manager a separate fee for services rendered, whether directly or indirectly, in leasing real properties to a third party lessee. The amount of such leasing fee will be usual and customary for comparable services rendered for similar real properties in the geographic market of the property leased as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the Company’s independent directors; provided, however, that in no event will the leasing fee exceed 2% of the total lease consideration with respect to a new lease or 5% of the total lease consideration with respect to a renewal of an existing lease. Where market norms dictate, the Company may also reimburse its property manager for the salaries and wages of property-level employees, other employee-related expenses of on-site employees of its property manager or its subcontractors which are engaged in the operation, leasing, management or maintenance of the Company’s properties and other expenses directly related to the management of specific properties.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Liquidity Stage

Disposition Fees	If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. As of December 31, 2012 and 2011, the Company had not incurred disposition fees to the Advisor.

Convertible Stock	The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 7 herein for more information on the terms of the Company’s convertible stock.

As of December 31, 2012, the Company had received an advancement of $200,000 from an affiliate. Such advance was non-interest bearing and will be remitted to the affiliate upon the Company receiving net proceeds raised in the Offering.

NOTE 9 — LONG-TERM INCENTIVE PLAN AND INDEPENDENT DIRECTOR COMPENSATION

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The grant date fair value of the shares are being expensed over the vesting period of four years. Compensation expense related to restricted stock was approximately $14,900 for the year ended December 31, 2012. As of December 31, 2012, there was approximately $112,600 of total unrecognized compensation cost related to these unvested shares that is expected to be recognized over a weighted-average period of 3.50 years.

The following table reflects restricted share award activity for the year ended December 31, 2012:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2011	12,000	$—
Granted	12,000	10.00
Vested	(3,000)	—

Unvested, December 31, 2012	21,000	$5.71

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company will pay each of its independent directors an annual retainer, pro-rated for a partial term, of $30,000. The independent directors will also be paid for attending meetings as follows: (i) $2,000 for each in-person board meeting attended, (ii) $2,000 for each in-person committee meeting attended ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee), and (iii) $250 for each teleconference board or committee meeting attended. The Company’s independent directors may elect to receive the meeting fees and annual retainer in shares of the Company’s common stock at a price of $9.025 per share until the Company has commenced disclosing its estimated net asset value per share and thereafter at a price based upon the Company’s net asset value per share. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director is also one of the Company’s officers, the Company will not pay any compensation to such person for services rendered as a director. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 8.

NOTE 10 — ECONOMIC DEPENDENCY

Through March 2013, the amount of proceeds raised from the Offering, as described in Note 1, was insufficient to allow the Company to reimburse the Advisor for organization, offering and operating expenses, accordingly, the Company is reliant upon the Advisor for financial support. The Company intends to continue to seek capital through the Offering to invest in real estate and real estate related assets and to reimburse the Advisor in accordance with the terms of the Advisor Agreement. The principal owner of the Advisor has informed the Company that he, directly or through the Advisor or affiliated entities, will provide financial support, if necessary, through April 1, 2014, to sustain the financial viability of the Company. If the Company is not able to raise sufficient capital in the future, its ability to achieve its intended business objectives would be adversely impacted.

The Company is also dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

NOTE 12 — EARNINGS PER SHARE

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of convertible stock and unvested restricted common stock give rise to potentially dilutive shares of common stock. As of December 31, 2012 there were 21,000 shares of non-vested shares of restricted common stock and 1,000 shares of convertible stock, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.

NOTE 13 — OPERATING LEASES

The Company’s properties are leased to tenants under triple-net operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the weighted average remaining lease term was 12.5 years.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2012, is as follows:

Year ending December 31,	Amount
2013	$432,076
2014	441,329
2015	450,582
2016	460,676
2017	476,139
Thereafter	3,077,097

Total	$5,337,898

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$9,586

Operating (loss) income	—	—	(483,449)	225,505

Net (loss) income	—	—	(483,087)	224,020
Basic and diluted net loss per common share(1)	—	—	(3.10)	0.86
Distributions declared per common share	—	—	—	0.05

(1)	Based on the weighted average number of shares outstanding as of December 31, 2012.

2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$—	$—	$—	$—
Operating income	—	—	—	—
Net loss	—	—	—	—

Basic and diluted net loss per common share(1)	—	—	—	—
Distributions declared per common share	—	—	—	—

(1)	Based on the weighted average number of shares outstanding as of December 31, 2011.

NOTE 15 — SUBSEQUENT EVENTS

Status of the Offering

As of March 29, 2013, the Company had accepted investors’ subscriptions for and issued 284,335 shares of our common stock in the offering, resulting in our receipt of gross proceeds of approximately $2,371,000. As of March 29, 2013, the Company had approximately 110,241,981 shares of common stock remaining in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification of Loan Agreements

Loan in Connection with Waste Management Recycle Center

In connection with the acquisition of the Waste Management Recycle Center, on December 27, 2012, the Company, through a wholly-owned indirect subsidiary, entered into a loan agreement with Fifth Third Bank in the principal amount of $2,899,000 (the “Waste Management Loan”). Pursuant to its terms, the Company was required to reduce the Waste Management Loan to a principal amount equal to $2,300,000 by March 21, 2013. The Company was unable to make such payment on the due date and as of March 21, 2013 the Company had $2,899,000 outstanding under the Waste Management Loan. In anticipation of the Company’s inability to reduce the outstanding principal on the Waste Management Loan, on March 20, 2013, the Company and Fifth Third Bank entered into a loan modification agreement, pursuant to which Fifth Third Bank required the Company to make a one-time principal re-payment of $40,000 on the Waste Management Loan, and, beginning on April 1, 2013, principal monthly re-payments of $4,560 until the principal balance on the Waste Management Loan is reduced to $2,230,000 or less. Thereafter, payments on the Waste Management Loan will be applied to the required interest thereunder. Further, Fifth Third Bank will collect all cash flow received from the Winston-Salem Property and will apply such payments towards reducing the principal and interest balance on the loan to $2,230,000. Any remaining cash on deposit in in the deposit accounts with Fifth Third Bank in excess of $3,000 will also be applied on account of the principal balance of the Winston-Salem Loan (collectively, the “Loan Modification”).

In connection with the Loan Modification, on March 20, 2013, Fifth Third Bank also entered into a guaranty of payment agreement (each, a “Guaranty Agreement”) with Douglas D. O’Donnell, the Company’s chief executive officer and president, personally and as trustee for the DOD Trust Established August 29, 2002 (the “Trust”). Pursuant to the Guaranty Agreements, the Mr. O’Donnell and the Trust each guaranteed the obligations under the Waste Management Loan for an amount of up to $629,000, subject to certain reductions as the principal amount outstanding under the Waste Management Loan is reduced. When the principal amount outstanding under the Waste Management Loan is reduced to $2,230,000, the Guaranty Agreements will no longer be enforceable, provided no event of default exists.

As of March 29, 2013, the Company had $2,859,000 outstanding under the Waste Management Loan.

Loan in Connection with Flowers Foods Distribution Center

In connection with the acquisition of the Florida Property, the Company, through a wholly-owned indirect subsidiary, entered into a loan agreement with USAmeriBank in the principal amount of $1,000,000 (the “Flowers Foods Loan”). Pursuant to its terms, the Company was required to reduce the Flowers Foods Loan to $842,000 by March 24, 2013. The Company was unable to make such payment on the due date and as of March 24, 2013, the Company had $994,444 outstanding under the Flowers Foods Loan. In connection with the inability to reduce the outstanding principal on the Flowers Foods Loan, and as required thereby, the Company opened a lockbox account with USAmeriBank to deposit and hold all rents and other revenue received from the Florida Property, which will be applied to the principal amount outstanding under the Flowers Foods Loan until it is reduced to $842,000.

As of March 29, 2013, the Company had $991,667 outstanding under the Flowers Foods Loan.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

				Total	Gross Amount at
		Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances	Land	Improvements(1)	to Basis	December 31, 2012	Depreciation	Acquired	Constructed
Industrial Properties:
Flowers Foods Industrial Building in Tampa, FL	$1,000,000	$215,776	$1,468,292	$—	$1,684,068	$3,101	12/24/2012	2012
Waste Mgmt. Industrial Building in Winston-Salem, NC	2,899,000	1,048,305	3,411,695	—	4,460,000	1,972	12/27/2012	2001

	$3,899,000	$1,264,081	$4,879,987	$—	$6,144,068	$5,073

(1)	Includes gross intangible lease assets of $612,371 and gross intangible lease liabilities of $125,765.
(2)	A summary of activity for investment in properties is as follows:

	2012	2011	2010
Balance, beginning of period	$—	$—	$—
Additions
Acquisitions	6,144,068	—	—
Improvements	—	—	—
Adjustment to basis	—	—	—

Total additions	6,144,068	—	—
Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	—	—	—
Total deductions	—	—	—

Balance, end of period	$6,144,068	$—	$—

(3)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	$—	$—	$—
Additions
Acquisitions – Depreciation Expense for Building	2,373	—	—

Improvements – Depreciation Expense for Tenant and Site Improvement and amortization from lease intangibles	2,700	—	—

Total additions	5,073	—	—
Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	—	—	—
Total deductions	—	—	—

Balance, end of period	$5,073	$—	$—

(4)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April, 2013.

O’Donnell Strategic Industrial REIT, Inc.

By:	/s/ DOUGLAS D. O’DONNELL

Name:	Douglas D. O’Donnell

Title:	Chief Executive Officer and President

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DOUGLAS D. O’DONNELL	Chief Executive Officer and President	April 1, 2013
Douglas D. O’Donnell	(Principal Executive Officer)

/s/ CHRISTOPHER S. CAMERON	Chief Financial Officer, Treasurer and	April 1, 2013
Christopher S. Cameron	Secretary (Principal Financial Officer)

/s/ JOHN D. O’DONNELL	Director	April 1, 2013
John D. O’Donnell

/s/ ARTHUR J. HILL	Director	April 1, 2013
Arthur J. Hill

/s/ JOHN R. HOUTEN	Director	April 1, 2013
John R. Houten

/s/ ARIA MEHRABI	Director	April 1, 2013
Aria Mehrabi

/s/ GARY A. PICKETT	Director	April 1, 2013
Gary A. Pickett

/s/ JOHN L. PRIVETT	Director	April 1, 2013
John L. Privett

EXHIBIT

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Dealer Manager Agreement by and among O’Donnell Strategic Industrial REIT, Inc., O’Donnell Strategic Industrial REIT Operating Partnership, LP, and SC Distributors, LLC (included as Exhibit 1.1 to the Pre-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-170173), filed on June 15, 2011, and incorporated herein by reference).

1.2	Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1).

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.3	Form of Multi-Product Subscription Agreement (included as Appendix D to the prospectus).

10.1	Escrow Agreement by and among O’Donnell Strategic Industrial REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.2	Advisory Agreement among O’Donnell Strategic Industrial REIT, Inc., O’Donnell Strategic Industrial REIT Operating Partnership, LP, O’Donnell Strategic Industrial Advisors, LLC and O’Donnell REIT Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.3	Limited Partnership Agreement of O’Donnell Strategic Industrial REIT Operating Partnership, LP (included as Exhibit 10.3 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

10.4	O’Donnell Strategic Industrial REIT, Inc. Independent Directors Compensation Plan (included as Exhibit 10.5 to the Pre-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-170173), filed on May 3, 2011, and incorporated herein by reference).

10.5	Form Of Indemnification Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-170173), filed on January 4, 2011, and incorporated herein by reference).

10.6	Agreement of Purchase and Sale and Joint Escrow Instructions by and between O’Donnell Acquisitions, LLC and Cajun FXF, L.L.C., dated November 21, 2011 (included as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.7	Agreement of Purchase and Sale and Joint Escrow Instructions by and between O’Donnell Acquisitions, LLC and Hillside FXF, LLC, dated November 21, 2011 (included as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8	Promissory Note (Louisiana Property) made by O’Donnell Acquisitions, LLC, dated November 21, 2011 (included as Exhibit 10.7 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.9	Promissory Note (Massachusetts Property) made by O’Donnell Acquisitions, dated November 21, 2011 (included as Exhibit 10.8 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.10	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between O’Donnell Acquisitions, LLC and Cajun FXF, L.L.C., dated as of January 12, 2011, (included as Exhibit 10.9 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.11	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of January 12, 2011, by and between O’Donnell Acquisitions, LLC and Hillside FXF, LLC (included as Exhibit 10.10 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.12	Assignment of Agreement for Purchase and Sale by and between O’Donnell Acquisitions, LLC and OD FDX Massachusetts, LLC, dated February 23, 2012 (included as Exhibit 10.11 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.13	Assignment of Agreement for Purchase and Sale by and between O’Donnell Acquisitions, LLC and OD FDX Louisiana, LLC, dated February 23, 2012 (included as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.14	Assignment and Assumption of LA Property Note by and among O’Donnell Acquisitions, LLC, OD FDX Louisiana, LLC and JDO Family Limited Partnership, dated February 23, 2012 (included as Exhibit 10.13 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.15	Assignment and Assumption of MA Property Note by and among O’Donnell Acquisitions, LLC, OD FDX Massachusetts, LLC and JDO Family Limited Partnership, dated February 23, 2012 (included as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.16	Agreement of Purchase and Sale and Joint Escrow Instructions, dated September 10, 2012, by and between O’Donnell Acquisitions, LLC and Flowbake Tampa East, LLC (included as Exhibit 10.2 to our Current Report on Form 10-Q filed on November 11, 2012, and incorporated herein by reference).

10.17	Assignment of Agreement for Purchase and Sale dated September 10, 2012, by and between O’Donnell Acquisitions, LLC and OD Flowers Tampa, LLC (included as Exhibit 10.3 to our Current Report on Form 10-Q filed on November 11, 2012, and incorporated herein by reference).

10.18	Loan Agreement by and between OD Flowers Tampa, LLC and USAMERIBANK, dated December 24, 2012 (included as Exhibit 10.20 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.19	Assignment of Agreement for Purchase and Sale and Joint Escrow Instructions, dated December 27, 2012, by and between O’Donnell Acquisitions, LLC and OD WM North Carolina, LLC (included as Exhibit 10.21 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.20	Agreement of Purchase and Sale and Joint Escrow Instructions, dated October 17, 2012, by and between O’Donnell Acquisitions, LLC and 280 Business Park Realty, Ltd. (included as Exhibit 10.22 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.21	First Amendment to Purchase Agreement, dated November 19, 2012, between O’Donnell Acquisitions, LLC and 280 Business Park Realty, Ltd. (included as Exhibit 10.23 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.22	Second Amendment to Purchase Agreement, dated November 21, 2012, between O’Donnell Acquisitions, LLC and 280 Business Park Realty, Ltd. (included as Exhibit 10.24 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.23	Loan Agreement by and between OD WM North Carolina, LLC and Fifth Third Bank, dated December 27, 2012 (included as Exhibit 10.25 to our post-effective amendment no. 2 filed on March 13, 2012, and incorporated herein by reference).

10.24*	Modification of Loan Documents by and between OD WM North Carolina, LLC and Fifth Third Bank, dated March 20, 2013.

21.1	Subsidiaries of the Company (included as Exhibit 10.5 to the Pre-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-170173), filed on August 15, 2011, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.