Form 10-Q
period 2013-03-31
O'Donnell Strategic Industrial REIT, Inc.
filed 2013-05-20
CIK 1503993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 286,335 shares of common stock, par value $0.01, of O’Donnell Strategic Industrial REIT, Inc. outstanding.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2013 have been prepared by O’Donnell Strategic Industrial REIT, Inc. (the “Company” or “we”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements, and the notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The information furnished in our accompanying condensed consolidated unaudited balance sheets, condensed consolidated unaudited statements of operations, condensed consolidated unaudited statement of stockholders’ equity and condensed consolidated unaudited statements of cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$1,264,081	$1,264,081
Buildings and improvements, less accumulated depreciation of $48,907 and $4,969, respectively	4,344,474	4,388,412
Acquired intangible lease assets, less accumulated amortization of $15,222 and $111, respectively	597,149	612,260

Total investment in real estate assets, net	6,205,704	6,264,753
Cash and cash equivalents	40,140	165,694
Due from affiliates	381,514	500
Tenant receivables	23,857	—
Prepaid expenses	27,423	—
Deferred financing costs, less accumulated amortization of $7,077 and $587, respectively	58,298	64,788

Total assets	$6,736,936	$6,495,735

LIABILITIES AND EQUITY
Notes payable	$3,853,444	$3,899,000
Accounts payable and accrued expenses	368,527	20,650
Due to affiliates	322,881	322,881
Acquired below market lease intangibles, less accumulated amortization of $2,576 and $38, respectively	123,189	125,727
Distributions payable	14,124	7,883
Deferred rent and other liabilities	10,368	20,718

Total liabilities	4,692,533	4,396,859

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding, respectively	10	10
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 284,335 shares issued, respectively	2,843	2,843
Capital in excess of par value	2,369,400	2,361,973
Accumulated deficit	(328,850)	(266,950)

Total stockholders’ equity	2,043,403	2,097,876
Noncontrolling interests	1,000	1,000

Total equity	2,044,403	2,098,876

Total liabilities and equity	$6,736.936	$6,495,735

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$158,750	$—

Total revenue	158,750	—

Expenses:
General and administrative expenses	38,371	—
Property operating expenses	33,718	—
Property and asset management expenses	6,186	—
Acquisition related expenses	720	—
Depreciation and amortization	57,600	—

Total operating expenses	136,595	—

Other income (expense):
Interest and other income	—	—
Interest expense	(43,049)	—

Total other expenses	(43,049)	—

Net loss	(20,894)	—

Weighted average number of common shares outstanding:
Basic and diluted	263,335	—

Net loss per common share:
Basic and diluted	$(0.08)	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Stock		Common Stock		Capital in Excess Of Par Value	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	1,000	$10	284,335	$2,843	$2,361,973	$(266,950)	$2,097,876
Distributions declared	—	—	—	—	—	(41,006)	(41,006)
Noncash amortization of share-based compensation	—	—	—	—	7,427	—	7,427
Net loss	—	—	—	—	—	(20,894)	(20,894)

Balance, March 31, 2013	1,000	$10	284,335	$2,843	$2,369,400	$(328,850)	$2,043,403

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,894)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43,938	—
Amortization of intangible lease assets and below market lease intangibles, net	12,573	—
Amortization of share-based compensation awards	7,427	—
Amortization of deferred financing costs	6,490	—
Changes in operating assets and liabilities:
Due from affiliates	(331,014)
Tenant receivables	(23,857)	—
Prepaid expenses	(27,423)
Accounts payable and accrued expenses	347,877	—
Deferred rent and other liabilities	(10,350)	—

Net cash provided by operating activities	4,767	—

Cash flows from investing activities:
Advance to affiliates	(50,000)	—
Repayment of advance to affiliates	—	65,784

Net cash (used in) provided by investing activities	(50,000)	65,784

Cash flows from financing activities:
Distributions to stockholders	(34,765)	—
Repayment of notes payable	(45,556)	—

Net cash used in financing activities	(80,321)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(125,554)	65,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	165,694	136,216

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,140	$202 000

Non-cash financing activity:
Distributions payable	$14,124	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

NOTE 1 — ORGANIZATION AND BUSINESS

O’Donnell Strategic Industrial REIT, Inc. (the “Company”) was formed on September 2, 2010 as a Maryland corporation that qualified, and intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes beginning with our taxable year ended December 31, 2012. Substantially all of the Company’s business is expected to be conducted through the Company’s operating partnership, O’Donnell Strategic Industrial REIT Operating Partnership, LP (the “Operating Partnership”), formed on September 9, 2010. The Company is the sole general partner of the Operating Partnership. O’Donnell Strategic Industrial Advisors, LLC, a Delaware limited liability company (the “Advisor”) formed on August 5, 2010, is the Operating Partnership’s sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of the Operating Partnership. The Advisor has invested $1,000 in the Operating Partnership in exchange for limited partnership interests. Pursuant to the Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

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

On October 11, 2010, the Company issued 22,222 shares of common stock to the Advisor at a purchase price of $9.00 per share, for an aggregate purchase price of $200,000. On October 11, 2010, the Advisor invested $1,000 in the Company in exchange for 1,000 shares of convertible stock of the Company, as described in Note 6. On April 12, 2011 and July 6, 2012, pursuant to the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,000 shares of restricted common stock, for a total of 24,000 shares of common stock as described in Note 6. As of March 31, 2013 and December 31, 2012, there were 284,335 and 284,335 shares, respectively, of common stock issued and outstanding, and 1,000 shares of convertible stock issued and outstanding at both dates.

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

The Company retained SC Distributors, LLC (the “Dealer Manager”) to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above. See Note 12 “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

On August 8, 2012, the Company issued the initial 221,013 shares of common stock in the Offering, of which 221,013 shares were issued to the Advisor and 5,493 shares were issued to other unaffiliated subscribers, meeting the Minimum Offering Amount, and commenced its principal operations. As of March 31, 2013, the Company had issued 284,335 shares of its common stock in the Offering, for gross proceeds of approximately $2,371,000 before selling commissions and dealer manager fees of approximately $22,000, of which $2,145,069 was proceeds from the Advisor. Subscription payments received from residents of Pennsylvania and Tennessee will be held in an escrow account until the Company raises an aggregate of $50,000,000 and $20,000,000, respectively, in gross offering proceeds. The conditions of that special escrow account were not satisfied for Pennsylvania or Tennessee residents as of March 31, 2013. As of May 10, 2013, the Company had 110,239,981 shares of common stock remaining in the Offering.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

As of March 31, 2013, the Company, through a separate wholly owned subsidiary of the Operating Partnership, had purchased two commercial industrial properties.

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

Going Concern Uncertainty

As discussed in Note 12, on May 7, 2013 we terminated our Dealer Manager Agreement with SC Distributors, LLC. If we do not engage a new dealer manager, we may not be able to raise any additional Offering proceeds. To date, the amount of proceeds raised from the Offering was insufficient to allow the Company to reimburse the Advisor for organization, offering and operating expenses, accordingly, the Company is reliant upon the Advisor for financial support. The principal owner of the Advisor has informed the Company that he, directly or through the Advisor or affiliated entities, will provide financial support, if necessary, through April 1, 2014, to sustain the financial viability of the Company. If the Company is not able to raise sufficient capital in the future, its ability to achieve its intended business objectives would be adversely impacted. Subsequent to April 1, 2014, there are no known sources of liquidity sufficient to support the organization, offering and operating expenses of the Company. As a result, the Company can give no assurance that the Advisor or affiliated entities will have the ability and/or willingness to satisfy the Company’s cash flow needs beyond April 1, 2014. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with GAAP, including ASC Topic 810, Consolidation .

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

Concentration of Credit Risk

As of March 31, 2013, the Company had cash on deposit at one financial institution, which is 100% within federally insured limits. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the three months ended March 31, 2013, two tenants accounted for 100% of the Company’s rental revenues.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company’s estimated useful lives of its assets by class is generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

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

Estimates of the fair values of tangible and intangible assets require the Company to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocation, which would impact the amount of the Company’s net income.

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

March 31, 2013

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

March 31, 2013

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

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant receivables, accounts payable and accrued expenses, and notes payable. The Company considers the carrying values of cash and cash equivalents and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. The Company assessed the fair value of the notes payable and determined that the carrying amount approximates fair value. Fair value estimates were based on Level 3 of the fair value hierarchy. It is not practical to estimate the fair value of the amounts due from affiliates and due to affiliates.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

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

Total cost for the stock-based compensation awards was approximately $7,400 for the three months ended March 31, 2013, which is included in general and administrative expenses in the consolidated statements of operations.

Distribution Policy

The Company is taxed and operates as a REIT. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors expects to authorize and the Company intends to declare daily distributions that will be paid on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment.

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

March 31, 2013

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

As of March 31, 2013 and December 31, 2012, the Advisor had incurred on behalf of the Company organization and offering costs of approximately $3,038,000 and $2,940,000, respectively. As of March 31, 2013 and December 31, 2012, the Company had not reimbursed the Advisor for organization and offering costs as the terms of the Advisory Agreement state that the reimbursement is not an obligation of the Company until a minimum of $2,000,000 of gross proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds. See Note 12 “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

Income Taxes

The Company operates in a manner designed to permit it, and believes it does, qualify, and intends to elect to be treated, as a REIT for federal income tax purposes during the taxable year ended December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate, and believes it has done so, in such a manner as to qualify for treatment as a REIT.

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

NOTE 3 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Acquired in place leases, leasing commissions, legal and other costs, net of accumulated amortization of $13,766 and $104, respectively (with a weighted average life of 12.25 and 12.5 years, respectively).	$543,881	$557,543
Acquired above market leases, net of accumulated amortization of $1,456 and $7, respectively (with a weighted average life of 14.75 and 15.0 years, respectively).	53,268	54,717

	$597,149	$612,260

Amortization expense related to the intangible assets for the three months ended March 31, 2013 was $13,662. In addition, amortization of acquired above market leases was $1,449 recorded as a reduction to rental revenues during the three months ended March 31, 2013.

Estimated amortization expense related to the intangible lease assets as of March 31, 2013 for each of the five succeeding fiscal years is as follows:

	Amortization
For the year ending December 31,	Leases In-Place	Above Market Leases
2013 (remaining)	$37,540	$4,104
2014	$50,053	$5,472
2015	$50,053	$5,472
2016	$50,053	$5,472
2017	$50,053	$5,472

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

NOTE 4 — NOTES PAYABLE

As of March 31, 2013, the Company had approximately $3.9 million of debt outstanding, with a weighted average years to maturity of 2.5 years and weighted average interest rate of 4.15%. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.

Notes payable consisted of the following as of March 31, 2013:

Property	Interest Rate	Maturity Date	Payment Terms	Balance March 31, 2013
Flowers Foods Distribution Center – Note Payable	4.15%	12/24/17	Principal & Interest	$994,444
Waste Management Recycle Center – Note Payable	LIBOR + 4.25%	12/31/14	Principal & Interest	2,859,000

				$3,853,444

Modification of Loan Agreements

Loan in Connection with Waste Management Recycle Center

In connection with the acquisition of the Waste Management Recycle Center, on December 27, 2012, the Company, through a wholly-owned indirect subsidiary, entered into a loan agreement with Fifth Third Bank in the principal amount of $2,899,000 (the “Waste Management Loan”). Pursuant to its terms, the Company was required to reduce the Waste Management Loan to a principal amount equal to $2,300,000 by March 21, 2013. The Company was unable to make such payment on the due date and as of March 21, 2013 the Company had $2,899,000 outstanding under the Waste Management Loan. In anticipation of the Company’s inability to reduce the outstanding principal on the Waste Management Loan, on March 20, 2013, the Company and Fifth Third Bank entered into a loan modification agreement, pursuant to which Fifth Third Bank required the Company to make a one-time principal re-payment of $40,000 on the Waste Management Loan, and, beginning on April 1, 2013, principal monthly re-payments of $4,560 until the principal balance on the Waste Management Loan is reduced to $2,230,000 or less. Thereafter, payments on the Waste Management Loan will be applied to the required interest thereunder. Further, Fifth Third Bank will collect all cash flow received from the Waste Management Recycle Center and will apply such payments towards reducing the principal and interest balance on the loan to $2,230,000. Any remaining cash on deposit in in the deposit accounts with Fifth Third Bank in excess of $3,000 will also be applied on account of the principal balance of the Waste Management Loan (collectively, the “Loan Modification”).

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

The minimum principal payments due on the notes payable as of March 31, 2013, for each of the next five years ending December 31 and thereafter, is as follows:

For the year ending December 31,	Principal Payments
2013 (remaining)	$66,040
2014	2,851,293
2015	33,333
2016	33,333
2017	869,444
Thereafter	—

$3,853,444

NOTE 5— ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Acquired below-market leases, net of accumulated amortization of $2,576 and $38, respectively (with a weighted average life of 15 and 0 years, respectively)	$123,189	$125,727

The increase in net income resulting from the amortization of the intangible lease liability for the three months ended March 31, 2013 was $2,538.

Estimated amortization of the intangible lease liability as of March 31, 2013 for each of the five succeeding fiscal years is as follows:

For the year ending December 31,	Amortization of Below Market Leases
2013 (remaining)	$6,359
2014	$8,479
2015	$8,479
2016	$8,479
2017	$8,479

NOTE 6 — STOCKHOLDERS’ EQUITY

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

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of each of March 31, 2013 and December 31, 2012, the Company had issued 284,335 of common stock, 237,742 of those shares have been issued to the Advisor.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

As of March 31, 2013, the Company had issued 1,000 shares of convertible stock to the Advisor. The convertible stock will convert to shares of common stock of the Company if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus a 7.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of convertible stock will be redeemed by the Company for the aggregate sum of $1.00.

As of March 31, 2013 and December 31, 2012, no shares of the Company’s preferred stock were issued and outstanding.

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

March 31, 2013

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

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon a 30 days’ written notice to the Company’s stockholders if the Company determines that the funds available to fund the SRP are needed for other business or operational purposes or that amendment, suspension or termination of the SRP is in the best interest of the Company’s stockholders. The SRP will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not repurchase any shares under the SRP for the three months ended March 31, 2013 and 2012.

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

On March 1, 2013, the board of directors of the Company authorized and declared a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2013 and ending on May 31, 2013. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001780822 per share of common stock. The distribution declared for each record date in the March 2013, April 2013 and May 2013 periods will be paid in April 2013, May 2013 and June 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

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

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Selling Commission	The Company will pay the Dealer Manager 7.0% of gross proceeds from the Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No selling commissions will be paid for sales pursuant to the DRP. As of March 31, 2013 and December 31, 2012, the Company had paid $15,815 to the Dealer Manager for selling commissions. See Note 12 “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

Dealer Manager Fee	The Company will pay the Dealer Manager 2.75% of gross proceeds from the Offering (all or a portion of which may be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the DRP. As of March 31, 2013 and December 31, 2012, the Company had paid $6,213 to the Dealer Manager for dealer manager fees. See Note 12 “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Organization and Offering Expenses	As of March 31, 2013 and December 31, 2012, the Advisor had incurred approximately $3,038,000 and $2,940,000, respectively, in organization and offering expenses on the Company’s behalf. As of March 31, 2013 and December 31, 2012 , the Company had not reimbursed the Advisor for organization and offering costs, as the terms of the Advisory Agreement provides that the reimbursement of expense is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity, as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross offering proceeds. See Note 12 “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

Operational Stage

Acquisition Fees	The Company will pay the Advisor 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated directly or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired or originated through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. During the three months ended March 31, 2013 and 2012, the Company had incurred but not yet paid approximately $123,000 and $0, respectively, in acquisition fees to the Advisor. This amount is included in due to affiliates on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Acquisition Expenses	The Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that the Company does not close). Total acquisition fees and expenses relating to the purchase of an investment may not exceed 6% of the contract purchase price unless such excess is approved by the Company’s board of directors, including a majority of the independent directors. The Company estimates that its acquisition expenses will be approximately 0.5% of the purchase price of the Company’s investments. During the three months ended March 31, 2013 and 2012, the Company had not incurred acquisition expenses to the Advisor.

Asset Management Fees	The Company will pay the Advisor a monthly fee equal to one-twelfth of 1.0% of the cost of the real properties and real estate-related assets it acquires. Such fee will be calculated by including acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. This fee will be payable monthly in arrears, based on assets held by the Company on the last day of such prior month. The Advisor has agreed to waive some or all of the asset management fees when the Company’s distribution payout ratio, which is its distribution rate per share divided by its modified funds from operations, or MFFO, per share, is 100% or greater. The amount of the asset management fees deferred in a particular period will be equal to the amount by which distributions exceed MFFO. If the Company’s distribution payout ratio is less than 100%, the excess MFFO will be used to repay any previously deferred asset management fees. The Company defines MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that the Company adopts in the Company’s periodic reports filed with the SEC, MFFO may have the meaning of such different definition. During the three months ended March 31, 2013 and 2012, the Company had not incurred asset management fees to the Advisor.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

Type of Compensation	Determination of Amount

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

As of March 31, 2013 and December 31, 2012, the Advisor had incurred approximately $747,000 and $661,000, respectively, of operating expenses on behalf of the Company. For the three months ended March 31, 2013, the Company’s operating expenses exceeded the limitation by a total of $747,000. The costs as of March 31, 2013 were not included in the consolidated financial statements of the Company as the terms of the Advisory Agreement provides that the reimbursement of expense is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties.

Property Management and Leasing Fees	The Company will pay the Company’s property manager a percentage of the annual gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will be equal to the percentage of annual gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors; provided, however, that in no event will the property management fee exceed 5.0% of the property’s annual gross revenues. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those third party property managers. During the three months ended March 31, 2013 and 2012, the Company had incurred approximately $4,109 and $0, respectively, of property management and leasing fees to the property manager. In addition to property management fees, the Company may also pay its property manager a separate fee for services rendered, whether directly or indirectly, in leasing real properties to a third party lessee. The amount of such leasing fee will be usual and customary for comparable services rendered for similar real properties in the geographic market of the property leased as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the Company’s independent directors; provided, however, that in no event will the leasing fee exceed 2% of the total lease consideration with respect to a new lease or 5% of the total lease consideration with respect to a renewal of an existing lease. Where market norms dictate, the Company may also reimburse its property manager for the salaries and wages of property-level employees, other employee-related expenses of on-site employees of its property manager or its subcontractors which are engaged in the operation, leasing, management or maintenance of the Company’s properties and other expenses directly related to the management of specific properties.

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

Type of Compensation	Determination of Amount

Organizational and Offering Stage

Liquidity Stage

Disposition Fees	If the Advisor, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property or real estate-related asset sold, the Advisor will earn a disposition fee equal to 2.0% of the contract sales price of the real property or real estate-related asset sold. During the three months ended March 31, 2013 and 2012, the Company had not incurred disposition fees to the Advisor.

Convertible Stock	The Company has issued 1,000 shares of convertible stock to the Advisor, for which the Advisor contributed $1,000. See Note 6 herein for more information on the terms of the Company’s convertible stock.

As of March 31, 2013, the Company had amounts due from an affiliate of $381,514 primarily reflective of a commitment by the affiliate to fund operating expense obligations of the Company that were incurred and included in accounts payable and accrued expenses. The amounts due from affiliate are non-interest bearing and due on demand. See Note 12, “Subsequent Events” regarding payments made by our Advisor subsequent to March 31, 2013.

The Company is also dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources. See Note 12, “Subsequent Events” regarding the termination of the Dealer Manager Agreement on May 7, 2013.

NOTE 8 — LONG-TERM INCENTIVE PLAN AND INDEPENDENT DIRECTOR COMPENSATION

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

The grant date fair value of the shares are being expensed over the vesting period of four years. Compensation expense related to restricted stock was approximately $7,400 for the three months ended March 31, 2013. As of March 31, 2013, there was approximately $105,200 of total unrecognized compensation cost related to these unvested shares that is expected to be recognized over a weighted-average period of 3.50 years.

The following table reflects restricted share award activity for the three months ended March 31 2013:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	21,000	$—
Granted	—	—
Vested	—	—

Unvested, March 31, 2013	21,000	$5.71

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

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2013, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

NOTE 10 — EARNINGS PER SHARE

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of convertible stock and unvested restricted common stock give rise to potentially dilutive shares of common stock. As of March 31, 2013 there were 21,000 shares of non-vested shares of restricted common stock and 1,000 shares of convertible stock, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.

NOTE 11 — OPERATING LEASES

The Company’s properties are leased to tenants under triple-net operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of March 31, 2013 the weighted average remaining lease term was 12.25 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of March 31, 2013, is as follows:

Year ending December 31,	Amount
2013 (remaining)	$324,057
2014	441,329
2015	450,582
2016	460,676
2017	476,139
Thereafter	3,077,097

Total	$5,229,880

O’DONNELL STRATEGIC INDUSTRIAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2013

NOTE 12 — SUBSEQUENT EVENTS

Status of the Offering

As of May 10, 2013, the Company had accepted investors’ subscriptions for and issued 286,335 shares of our common stock in the offering, resulting in our receipt of gross proceeds of approximately $2,391,000. As of May 10, 2013, the Company had approximately 110,239,981 shares of common stock remaining in the Offering.

Termination of Dealer-Manager Agreement

On May 7, 2013, the Dealer Manager Agreement by and among O’Donnell Strategic Industrial REIT, Inc., O’Donnell Strategic Industrial REIT Operating Partnership, LP, and SC Distributors, LLC was terminated. Pursuant to this termination, SC Distributors no longer serves as the dealer manager for the Company. The Company will not incur any termination penalties as a result of such termination.

As a result of the termination of the Dealer Manager Agreement the Company’s Board of Directors is considering and exploring strategic alternatives, including, but not limited to, the sale of its assets.

Payments by Affiliates

Of the amounts due from affiliates as of March 31, 2013, approximately $96,000 was paid by our Advisor for obligations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to O’Donnell Strategic Industrial REIT, Inc.

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

We are dependent upon proceeds received from the Offering to conduct our proposed activities. The capital required to purchase our investments will be obtained from the Offering and from any indebtedness that we may incur in connection with an investment or thereafter. We were initially capitalized with $202,000, $200,000 of which was contributed by O’Donnell Strategic Industrial Advisors, LLC (our “Advisor”) on October 11, 2010 in exchange for 22,222 shares of our common stock, and $1,000 of which was contributed by our Advisor on October 11, 2010 in exchange for 1,000 shares of our convertible stock. In addition, our Advisor invested $1,000 in our Operating Partnership in exchange for its limited partnership interests. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q regarding the termination of the Dealer Manager Agreement on May 7, 2013.

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

If we maintain our qualification as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

A complete description of such policies and our considerations as of December 31, 2012 is included in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Qualifications as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

Results of Operations

As of March 31, 2013, we had commenced limited operations as we had only three full months of operating history on our two existing real estate properties. We reimburse our advisor for all expenses it paid or incurred in connection with the services provided to us, subject to the limitation that we will not reimburse the advisor for any amount by which its operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income for that period, unless our independent directors find that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified. We will also not reimburse the advisor for employee cost in connection with services for which the advisor receives acquisition fees or disposition fees or for personnel costs the advisor pays with respect to persons who serve as our executive officers. As of March 31, 2013 and December 31, 2012, our operating expenses exceeded this limitation by a total of approximately $747,000 and $661,000, respectively. These excess costs as of March 31, 2013 and December 31, 2012 were not included in the consolidated financial statements of the Company in accordance with the terms of the Advisory Agreement, which provide that the reimbursement is not an obligation to the Company until a minimum of $2,000,000 of gross offering proceeds have been raised by the Company from unaffiliated parties, which condition has not yet been satisfied.

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

As of March 31, 2013, we had cash and cash equivalents of $40,140.

Going Concern Uncertainty

As discussed in Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10Q, on May 7, 2013 we terminated our Dealer Manager Agreement with SC Distributors, LLC. If we do not engage a new dealer manager, we may not be able to raise any additional Offering proceeds. To date, the amount of proceeds raised from the Offering was insufficient to allow the Company to reimburse the Advisor for organization, offering and operating expenses, accordingly, the Company is reliant upon the Advisor for financial support. The principal owner of the Advisor has informed the Company that he, directly or through the Advisor or affiliated entities, will provide financial support, if necessary, through April 1, 2014, to sustain the financial viability of the Company. If the Company is not able to raise sufficient capital in the future, its ability to achieve its intended business objectives would be adversely impacted. Subsequent to April 1, 2014, there are no known sources of liquidity sufficient to support the organization, offering and operating expenses of the Company. As a result, the Company can give no assurance that the Advisor or affiliated entities will have the ability and/or willingness to satisfy the Company’s cash flow needs beyond April 1, 2014. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Liquidity

We currently have outstanding debt in the aggregate principal amount of approximately $3,853,000, which is approximately 65% of the cost of our current investments. Once we have fully invested the proceeds of the Offering, we expect that our overall borrowings will be 50% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we will only reimburse our Advisor for organization and offering expenses it may incur on our behalf to the extent that the reimbursement would not cause the total selling commissions, dealer manager fees and other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. During our operating stage, we expect to make payments to our Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. For a discussion of the compensation to be paid to our Advisor and our Dealer Manager, see Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Short-term Liquidity and Capital Resources

Over the short term, we believe that our sources of capital, specifically our cash balances, advances from affiliates, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our Operating Partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments. See “Going Concern Uncertainty” above.

Long-term Liquidity and Capital Resources

Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. See “Going Concern Uncertainty” above.

Modification of Loan Agreements

Loan in Connection with Waste Management Recycle Center

In connection with the acquisition of the Waste Management Recycle Center , on December 27, 2012, we, through a wholly-owned indirect subsidiary, entered into a loan agreement with Fifth Third Bank in the principal amount of $2,899,000 (the “Waste Management Loan”). Pursuant to its terms, we were required to reduce the Waste Management Loan to a principal amount equal to $2,300,000 by March 21, 2013. We were unable to make such payment on the due date and as of March 21, 2013 we had $2,899,000 outstanding under the Waste Management Loan. In anticipation of our inability to reduce the outstanding principal on the Waste Management Loan, on March 20, 2013, we and Fifth Third Bank entered into a loan modification agreement, pursuant to which Fifth Third Bank required us to make a one-time principal re-payment of $40,000 on the Waste Management Loan, and, beginning on April 1, 2013, principal monthly re-payments of $4,560 until the principal balance on the Waste Management Loan is reduced to $2,230,000 or less. Thereafter, payments on the Waste Management Loan will be applied to the required interest thereunder. Further, Fifth Third Bank will collect all cash flow received from the Waste Management Recycle Center and will apply such payments towards reducing the principal and interest balance on the loan to $2,230,000. Any remaining cash on deposit in in the deposit accounts with Fifth Third Bank in excess of $3,000 will also be applied on account of the principal balance of the Waste Management Loan (collectively, the “Loan Modification”).

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

Off Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

We expect that we may be subject to certain contingencies and commitments with regard to future transactions. Refer to Note 9 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanation.

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

Related-Party Transactions and Arrangements

We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor and its affiliates for acquisition expenses and fees, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2013 and 2012. FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(20,894)	$—
Depreciation and amortization	57,600	—

Funds from operations (FFO)	36,706	—
Acquisition related expenses	720	—

Modified funds from operations (MFFO)	$37,426	$—

Subsequent Events

For a discussion of subsequent events, refer to Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2013, we had approximately $2.9 million of variable rate debt and therefore we are exposed to interest rate changes in LIBOR. As of March 31, 2013, a change of 50 basis points in interest rates would result in a change in interest expense of $14,500 per annum.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013 were effective.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Based on sales volume to date, we do not believe that we are likely to raise the offering amount, as set forth in our prospectus for our initial public offering. If we raise less than the offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders’ investments to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in the initial offering, therefore, could increase the risk that stockholders will lose money in their investments.

To date, the proceeds we have raised in the initial offering are lower than we originally expected and our Dealer Manager Agreement with SC Distributors, LLC terminated on May 7, 2013. We do not believe that it is likely that we will raise the offering amount set forth in our prospectus for our initial public offering. If we are unable to significantly increase the amount of proceeds raised in the initial offering, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In that case, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or re-lease a property would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders. Further, if we do not engage a new dealer manager, we may not be able to raise any additional offering proceeds. If we do not raise additional proceeds in the initial offering, we may not be able to satisfy all of our liquidity requirements, and we may be forced to find strategic alternatives, including but not limited to, a sale of all of our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2013.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us after they have held them for at least one year, subject to certain conditions and limitations.

During the three months ended March 31, 2013, we did not repurchase shares of common stock under the share repurchase program.

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

As of March 31, 2013, we had issued 284,335 shares in the Offering for gross proceeds of approximately $2,371,000, out of which we paid approximately $22,000 in selling commissions and dealer manager fees. As of March 31, 2013, our Advisor had incurred organization and offering expenses of approximately $3,038,000. We have received net offering proceeds of approximately $2,366,000, which we intend to use to acquire real estate and real estate related assets.

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
Christopher S. Cameron
Chief Financial Officer (Principal Accounting Officer)

Date: May 20, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 filed on June 15, 2011, and incorporated herein by reference).

3.2	Bylaws of O’Donnell Strategic Industrial REIT, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-11 filed on October 27, 2010, and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix A in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix B in the Registration Statement on Form S-11 filed on August 5, 2011, and incorporated herein by reference).

4.3	Form of Multi-Product Subscription Agreement (included as Appendix D in the Registration Statement on Form S-11 filed on May 14, 2012, and incorporated herein by reference).

10.1	Modification of Loan Documents by and between OD WM North Carolina, LLC and Fifth Third Bank, dated March 20, 2013 (included as Exhibit 10.24 to the Annual Report on Form 10-K filed on April 1, 2013, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Unaudited Balance Sheets as of each March 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2032 and 2012; (iii) the Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the three months ended March 31, 2013;(iv) the Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Unaudited Financial Statements tagged as blocks of text (included with this filing).

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under that sections.